Form 10-Q
period 1996-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 1996-11-06
CIK 78838

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                      ___________________________

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

                   ________________________________

 For the Quarter ended  September 30,1996 Commission File Number  1-5447


                  PITTSBURGH & WEST VIRGINIA RAILROAD

    Pennsylvania                             25-6002536
 (State of Organization)            (I.R.S. Employer Identification No.)

                       Telephone -(304)926-1124*

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X        No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          1,510,000 shares of beneficial interest, without par value.


                      ___________________________

 * Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Secretary and Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.