Form 10-Q/A
period 1996-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 1997-01-10
CIK 78838

AMENDMENT NUMBER 1
To add missing Financial Data Schedule as Exhibit 27 to the filing.

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






                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PITTSBURGH & WEST VIRGINIA RAILROAD




          01/10/97            Herbert E. Jones, Jr.
                              (Signature)
                              Chairman of the Board



         01/10/97             Robert A. Hamstead
                              (Signature)
                              Secretary and Treasurer


Date: January 10, 1997