Form 10-Q
period 1997-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 1997-08-04
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                      ___________________________

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

                   ________________________________

For the Quarter ended  June 30, 1997   Commission File Number  1-5447


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