Form 10-K
period 1997-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 1998-03-12
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                 FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997     Commission File Number 1-5447

                    PITTSBURGH & WEST VIRGINIA RAILROAD
           (Exact name of registrant as specified in its charter)

      Pennsylvania                                  25-6002536
(State of organization)                  (I.R.S. Employer Identification No.)

#2 Port Amherst Drive, Charleston, WV                              25306-6699
 (Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code (304) 926-1124

Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered

Shares of beneficial interest,                         American Stock Exchange
     without par value

Securities Registered Pursuant to Section 12(g) of the Act:   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:

Yes     X                                  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 6, 1998, was $11,096,425.

At March 6, 1998, there were 1,510,000 outstanding shares of beneficial interest.


Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.