Form 10-Q
period 1998-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 1998-05-12
CIK 78838

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                      ___________________________

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

                   ________________________________

 For the Quarter ended  March 31, 1998 Commission File Number  1-5447


                  PITTSBURGH & WEST VIRGINIA RAILROAD

    Pennsylvania                             25-6002536
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