Form 10-K
period 1998-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 1999-03-15
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                 FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998     Commission File Number 1-5447

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

Yes     X                                  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 2, 1999, was $12,036,800.

At March 2, 1999, there were 1,510,000 outstanding shares of beneficial interest.


Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.