Form 10-K
period 2000-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2001-03-22
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                             FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 Commission File Number 1-5447

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

Yes     X                          No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2001 was $11,292,000.

At March 1, 2001, there were 1,510,000 outstanding shares of beneficial interest.


Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.




  The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

                              PART I
Item 1.   BUSINESS

  Pittsburgh & West Virginia Railroad (the "Registrant") was organized in Pennsylvania in 1967, as a business trust, for the purpose of acquiring the business and property of a small leased railroad. The railroad was leased in 1964 to Norfolk and Western Railway Company ("N&W"), by Registrant's predecessor company, for 99 years with the right of unlimited renewal.

  Registrant's business consists solely of the ownership of the properties subject to the lease, and of collection of rent thereon. The rent received is $915,000 per year, in cash, which amount is fixed and unvarying for the life of the lease. In addition, the lease provides that certain non-cash items be recorded as rent income each year. These entries are equal in amount to the sum of (1) Registrant's federal income tax deductions for depreciation, retirements, and amortization of debt discount expense, and
  (2) all other expenses of the Registrant, except those expenses incurred for the benefit of its shareholders. For financial reporting purposes, only the cash income is reported, as the non-cash items, although recorded under the terms of the lease, have no financial value because of the indeterminate settlement date.

  The Lease provided that N&W would assume payment of the principal of and interest on Registrant's long-term debt. The debt was paid off during 1982.

  Registrant has elected to be treated for tax purposes as a "real estate investment trust." As such, the trust itself is exempt from federal income tax, to the extent that its income is distributed to shareholders. However, dividends paid by Registrant are taxable income to its shareholders. In order to maintain qualified status, at least 95% of ordinary taxable income must be distributed. It is Registrant's policy to distribute annually approximately 100% of ordinary taxable income.

Item 2.   PROPERTIES

  The properties leased to N&W consist of 112 miles of main line road extending from Pittsburgh Junction, Ohio, through parts of West Virginia, to Connellsville, Pennsylvania; approximately 20 miles of branch lines; and other assets used in the operation of the railroad, such as real estate, machinery and equipment, and supplies, but excluding rolling stock all of which was sold to N&W prior to the effective date of the lease.

  The more significant provisions of the lease applicable to the properties are:

  N&W at its own expense and without deduction from the rent, will maintain, manage and operate the leased property and make such improvements thereto as it considers desirable. Such improvements made by N&W become the property of the Registrant, and the cost thereof constitutes a recorded indebtedness of Registrant to N&W. The indebtedness is offset when non-cash rental is recorded over the depreciable life of the improvements. Such part of the leased property as is, in the opinion of N&W, not necessary, may be disposed of.

  The proceeds of any disposition are retained by N&W and constitute an indebtedness of N&W to Registrant. Because of the unlimited settlement date for non-cash items, such transactions and balances have not been reported in the financial statements since 1982.

  If N&W should ever terminate the lease, all properties covered by the lease would be returned to Registrant, together with sufficient cash and other assets to permit operation of the railroad for one year.

Item 3.   LEGAL PROCEEDINGS

  The Company is a defendant in a personal injury suit seeking unspecified damages. Although the eventual outcome of this matter cannot be determined, management is of the opinion the claim is without merit and intends to vigorously defend the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter to a vote of security holders.


                              PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS

  Registrant's shares are listed for trading on the American Stock Exchange. At March 1, 2001, there were approximately 1,026 holders of record of registrant's shares of beneficial interest.

  Stock Market and Dividend information per share of beneficial interest.

                                                 2000 Quarters Ended
                                 3/31         6/30           9/30         12/31

  Sales price of traded shares
     High. . . . . . . .     $  7-1/8      $ 7-3/16       $      7      $ 7-1/6
     Low . . . . . . . .       6-7/16        6-9/16         6-9/16        6-1/2
  Dividends paid . . . .          .13           .14            .14          .14

                                                 1999 Quarters Ended

                                 3/31          6/30           9/30        12/31

  Sales price of traded shares
     High. . . . . . . .      $ 8-1/8       $ 8-3/8      $ 7-13/16      $ 7-1/4
     Low . . . . . . . .        7-5/8        7-9/16        6-11/16       6-9/16
  Dividends paid . . . .          .13           .14            .14          .14

Item 6.   SELECTED FINANCIAL DATA

   ($Thousands, except per share amounts)

                           2000        1999        1998        1997        1996

Revenues                 $  915      $  915      $  915      $  915      $  915
Income available for
  distribution              837         832         832         835         822
Net income                  837         832         832         835         822
Total assets              9,200       9,193       9,191       9,189       9,170
Per share amounts:
  Net income                .55         .55         .55         .55         .54
  Income available for
   distribution             .55         .55         .55         .55         .54
  Cash dividends            .55         .55         .55         .54         .55


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   All of the Registrant's railroad properties are leased to Norfolk and Western Railway Company ("N&W") for 99 years, with unlimited renewals on the same terms. Cash rental is a fixed amount of $915,000 per year, with no provision for change. This cash rental, and small amounts of interest income, are the only source of funds. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow as they are charged to N&W's settlement account with no requirement for payment.

   Revenues and income available for distribution in 2000 and in 1999 were $837 and $832, respectively.

   Registrant's only cash outlays, other than dividend payments, are for general and administrative expenses, which were slightly lower in 2000 than in 1999. The leased properties are maintained entirely at N&W's expense.

   Since cash revenue is fixed in amount and outlays for expenses are relatively modest, inflation has had no material impact on Registrant's reported net income.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Quarterly financial data (in $thousands, except per share amounts)

   2000                            1st Qtr.   2nd Qtr.  3rd Qtr.  4th Qtr.

   Revenues                          $ 229      $ 229    $ 229     $  228
   Net income                          213        203      209        212
   Per share                           .13        .14      .14        .14

   1999

   Revenues                          $ 229      $ 229    $ 229     $  228
   Net income                          212        207      205        209
   Per share                           .13        .14      .14        .14

   Detailed financial statements of Registrant appear on pages F-3 through F-8 of this report. Per share data for the year is slightly different from the sum of four quarters due to rounding.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   There were no disagreements on accounting and financial disclosures.

                             PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Item 11.   EXECUTIVE COMPENSATION

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Management's ownership of Registrant's shares of beneficial interest as of March 1, 2001.

                                    Shares         Percent of
             Name of             Beneficially     Outstanding
             Trustee                Owned           Shares

        Herbert E. Jones, Jr.         4,000          0.265
        Charles T. Jones                200          0.013
        Virgil E. Wenger                200          0.013
             All trustees and officers
             as a group (3 persons)   4,400          0.291

Item 13.
   Information required by items 10, 11, and 13 is set forth in Registrant's 2001 Proxy Statement, which is incorporated herein by reference.


                             PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  1.   A list of all financial statements and financial statement schedules filed as part of this report is set forth on page
             F-1 herein.

        2. Exhibits - all the below listed exhibits are incorporated herewith by reference to Form 8 Amendment to Annual Report on Form 10-K for the year ended December 31, 1988:

             3.1 Pittsburgh & West Virginia Railroad Declaration of Trust dated
                 February 18, 1967.
             3.2 Pittsburgh & West Virginia Railroad Regulations.
             3.3 Plan and Agreement of Reorganization, dated February 18, 1967, between Pittsburgh & West Virginia Railroad and The Pittsburgh and West Virginia Railway Company.
             3.4 Amendment No. 1 to Plan and Agreement of Reorganization
                 dated February 18, 1967, between The Pittsburgh and West Virginia Railway Company and Pittsburgh & West Virginia Railroad.
            10.1 Lease of railroad properties, dated July 12, 1962, between the
                 Pittsburgh and West Virginia Railway Company and Norfolk and Western Railway Company.
            10.2 Assignment of lease by The Pittsburgh and West Virginia Railway
                 Company to Pittsburgh & West Virginia Railroad.

   (b)   No report on Form 8-K was filed during the fourth quarter of 2000.


                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PITTSBURGH & WEST VIRGINIA RAILROAD


By /s/ Robert A. Hamstead
    Robert A. Hamstead
    Vice President and Secretary-Treasurer

Date: March 20, 2001



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Herbert E. Jones, Jr.                       /s/ Virgil E. Wenger
Herbert E. Jones, Jr.                           Virgil E. Wenger
Chairman of the Board and Trustee               Assistant Secretary, Assistant
                                                  Treasurer and Trustee


/s/ Charles T. Jones
Charles T. Jones
Alternate Chairman, President and
   Trustee




Date: March 20, 2001