Form 10-Q
period 2001-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2001-05-10
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                      ___________________________

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

                   ________________________________

For the Quarter ended  March 31, 2001   Commission File Number  1-5447


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





                  PITTSBURGH & WEST VIRGINIA RAILROAD
                               FORM 10-Q


          PART I.  FINANCIAL INFORMATION


                          STATEMENT OF INCOME


           (Dollars  in Thousands Except Per Share Amounts)

                                                      Unaudited
                                                  Three Months Ended
                                                        March 31,
                                                   2001         2000

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                                  $229           $229
     Interest                                        -              -
                                                   229            229

     Less general and
          administrative expenses                   18             16

               NET INCOME                         $211           $213



Per Share:
(1,510,000 average shares outstanding)

     Net Income                                  $ .14          $ .14
     Cash Dividends                              $ .13          $ .13





                  PITTSBURGH & WEST VIRGINIA RAILROAD
                               FORM 10-Q

                             BALANCE SHEET

                        (Dollars in Thousands)

                                              March 31      December 31
                                                 2001           2000

ASSETS

     Rentals receivable under capital lease       $9,150         $9,150
     Cash                                             58             51

                                                  $9,208         $9,201


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                   $   16         $   24

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                 9,145          9,145
          Income retained in business                 47             32

               Total Shareholders' Equity          9,192          9,177

               Total Liabilities and
                 Shareholders' Equity             $9,208         $9,201






                  PITTSBURGH & WEST VIRGINIA RAILROAD
                              FORM 10-Q

                     CHANGES IN FINANCIAL POSITION

                        (Dollars in Thousands)

                                                     Unaudited
                                                  Three months ended
                                                        March 31

                                                  2001         2000

Source of Cash:
     Net income                                   $211         $213

     Increase (Decrease) in accounts payable        (8)          (4)

          Cash provided from operations           $203          209


Use of Cash:

     Dividends paid                                196          196

     Increase (decrease) in cash                  $  7         $ 13




Notes:

     (1) The foregoing interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods.

     (2) Registrant has elected to be treated for tax purposes as a real estate investment trust. As such, the Trust is exempt from paying federal corporate income tax on any income that is distributed to shareholders. It has been Registrant's policy to distribute annually all of its ordinary taxable income. Consequently, no provision has been made for federal income tax.




                  PITTSBURGH & WEST VIRGINIA RAILROAD
                               FORM 10-Q

                          MANAGEMENT ANALYSIS


          All of Registrant's railroad properties are on long-term lease to Norfolk and Western Railway Company for the fixed, unvarying amount of $915,000 cash rental per year. The lease also requires that additional, large amounts be recorded as non-cash rent income.

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2001 with the preceding fourth quarter of 2000 and the first quarter of 2000, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $211,000, $209,000 and $213,000, respectively.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          None



                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PITTSBURGH & WEST VIRGINIA RAILROAD



       May 10, 2001           /s/ Herbert E. Jones, Jr.
        Date                  Herbert E. Jones, Jr.
                              Chairman of the Board



       May 10, 2001           /s/ Robert A. Hamstead
        Date                  Robert A. Hamstead
                              Secretary and Treasurer

May 10, 2001