Form 10-Q
period 2001-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2001-08-08
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                      ___________________________

                               FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)

                 of the Securities Exchange Act of 1934

                     ________________________________

For the Quarter ended  June 30, 2001   Commission File Number  1-5447


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

                                      Unaudited               Unaudited
                                   3 Months Ended          6 Months Ended
                                      June 30                 June 30
                                   2001      2000         2001       2000

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                   $229      $229         $458       $458
     Interest                         -         -            -          -
                                    229       229          458        458

     Less general and
      administrative expenses        30        26           48         42

               NET INCOME          $199      $203         $410       $416



Per Share:
(1,510,000 average shares outstanding)

     Net Income                    $ .13    $ .13         $ .27     $ .28
     Cash Dividends                  .14      .14           .27       .27




                         PITTSBURGH & WEST VIRGINIA RAILROAD
                                     FORM 10-Q

                                   BALANCE SHEET

                               (Dollars in Thousands)

                                               June 30         December 31
                                                 2001              2000

ASSETS

 Rentals receivable under capital lease          $9,150           $9,150
 Cash                                                46               51

                                                 $9,196           $9,201


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                  $   16           $   23

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                9,145            9,145
          Income retained in business                35               33

               Total Shareholders' Equity         9,180            9,178

               Total Liabilities and
                 Shareholders' Equity           $ 9,196           $9,201





                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                    FORM 10-Q

                           CHANGES IN FINANCIAL POSITION

                               (Dollars in Thousands)

                                                     Unaudited
                                                  Six months ended
                                                       June 30

                                                  2001          2000

Source of Cash:
     Net income                                   $410          $416

     Decrease in accounts payable                   (7)           (7)

          Cash provided from operations           $403          $409

Use of Cash:

     Dividends paid                                408           408

     Increase (decrease) in cash                  $ (5)         $  1


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

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the second quarter of 2001 with the preceding first quarter 2001 and the second quarter of 2000, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $199,000, $211,000 and $203,000, respectively.


PART II.      OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

          None



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PITTSBURGH & WEST VIRGINIA RAILROAD



      August 8, 2001          /s/ Herbert E. Jones, Jr.
       Date                   Herbert E. Jones, Jr.
                              Chairman of the Board


      August 8, 2001          /s/ Robert A. Hamstead
       Date                   Robert A. Hamstead
                              Secretary and Treasurer


Date: August 8, 2001