Form 10-Q
period 2001-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2001-11-08
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549

                        ___________________________

                                 FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                         ________________________________

For the Quarter ended  September 30,2001 Commission File Number  1-5447


                        PITTSBURGH & WEST VIRGINIA RAILROAD

           Pennsylvania                               25-6002536
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

                                       Unaudited                Unaudited
                                     3 Months Ended           9 Months Ended
                                      September 30             September 30
                                   2001          2000          2001    2000

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                   $229          $229          $686    $686
     Interest                         -             -             -       -
                                    229           229           686     686

     Less general and
          administrative expenses    20            20            67      61

               NET INCOME          $209          $209          $619    $625



Per Share:
(1,510,000 average shares outstanding)

     Net Income                    $ .14        $ .14         $ .41   $ .41
     Cash Dividends                  .14          .14           .41     .41






                     PITTSBURGH & WEST VIRGINIA RAILROAD
                                FORM 10-Q

                               BALANCE SHEET

                           (Dollars in Thousands)

                                             September 30     December 31
                                                 2001             2000

ASSETS

  Rentals receivable under capital lease          $9,150          $9,150
  Cash                                                46              51

                                                  $9,196          $9,201


LIABILITIES and SHAREHOLDERS' EQUITY

  Liabilities:
     Accounts payable and
       accrued liabilities                        $   19          $   23

  Shareholder's equity:

       Shares of beneficial interest, at
         no par value, 1,510,000 shares
         issued and outstanding                    9,145           9,145
       Income retained in business                    32              33

              Total Shareholders' Equity           9,177           9,178

              Total Liabilities and
                Shareholders' Equity              $9,196          $9,201







                    PITTSBURGH & WEST VIRGINIA RAILROAD
                                 FORM 10-Q

                       CHANGES IN FINANCIAL POSITION

                           (Dollars in Thousands)

                                                     Unaudited
                                                  Nine months ended
                                                    September 30

                                                  2001          2000

Source of Cash:
     Net income                                   $619          $625

     Decrease in accounts payable                   (4)           (3)

          Cash provided from operations           $615          $622


Use of Cash:

     Dividends paid                                619           619

     Increase (decrease) in cash                  $ (4)          $ 3




Notes:

     (1) The foregoing interim financial statements are unaudited but,in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods.

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

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the third quarter of 2001 with the preceding second quarter 2001 and the third quarter of 2000, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $209,000, $199,000 and $209,000, respectively.


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            None



                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PITTSBURGH & WEST VIRGINIA RAILROAD



   November 8, 2001           /s/ Herbert E. Jones, Jr.
    (Date)                    Herbert E. Jones, Jr.
                              Chairman of the Board



   November 8, 2001           /s/Robert A. Hamstead
    (Date)                    Robert A. Hamstead
                              Secretary and Treasurer


Date: November 08, 2001