Form 10-K
period 2001-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2002-03-15
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                             FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 Commission File Number 1-5447


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

Yes     X                          No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 19, 2002 was $12,759,008.

At February 19, 2002, there were 1,510,000 outstanding shares of beneficial interest.


Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.

  The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

                              PART I

Item 1.   BUSINESS

  Pittsburgh & West Virginia Railroad (the "Registrant") was organized in Pennsylvania in 1967, as a business trust, for the purpose of acquiring the business and property of a small leased railroad. The railroad was leased in 1964 to Norfolk and Western Railway Company ("N&W") by Registrant's predecessor company for 99 years with the right of unlimited renewal.

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

  There were no legal proceedings.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter to a vote of security holders.


                              PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  Registrant's shares are listed for trading on the American Stock Exchange. At February 19, 2002, there were approximately 962 holders of record of registrant's shares of beneficial interest.

  Stock Market and Dividend information per share of beneficial interest.


                                                2001 Quarters Ended

                                  3/31           6/30          9/30       12/31

  Sales price of traded shares
     High. . . . . . . .       $  7.65       $   7.75      $   8.80     $  8.35
     Low . . . . . . . .          7.15           7.21          8.06        7.85
  Dividends paid . . . .           .13            .14           .14         .14


                                                2000 Quarters Ended

                                  3/31           6/30          9/30       12/31


  Sales price of traded shares
     High. . . . . . . .       $  7.13       $   7.19       $  7.00     $  7.06
     Low . . . . . . . .          6.44           6.56          6.56        6.50
  Dividends paid . . . .           .13            .14           .14         .14

  Item 6.   SELECTED FINANCIAL DATA

   ($Thousands, except per share amounts)

                            2001       2000        1999         1998       1997


Revenues                  $  915     $  915      $  915       $  915     $  915
Income available for
  distribution               830        837         832          832        835
Net income                   830        837         832          832        835
Total assets               9,200      9,200       9,193        9,191      9,189
Per share amounts:
  Net income                 .55        .55         .55          .55        .55
  Income available for
   distribution              .55        .55         .55          .55        .55
  Cash dividends             .55        .55         .55          .55        .54


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

   Revenues and income available for distribution in 2001 and in 2000 were $830 and $837, respectively.

   Registrant's only cash outlays, other than dividend payments, are for general and administrative expenses, which were slightly higher in 2001 than in 2000. The leased properties are maintained entirely at N&W's expense.

   Since cash revenue is fixed in amount and outlays for expenses are relatively modest, inflation has had no material impact on Registrant's reported net income.


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Quarterly financial data (in $thousands, except per share amounts)

   2001                            1st Qtr.     2nd Qtr.   3rd Qtr.   4th Qtr.

   Revenues                        $    229     $    229   $    229   $    229
   Net income                           211          199        209        211
   Per share                            .13          .14        .14        .14

   2000

   Revenues                        $    229     $    229   $    229   $    228
   Net income                           213          203        209        212
   Per share                            .13          .14        .14        .14

   Detailed financial statements of Registrant appear on pages F-3 through F-8 of this report. Per share data for the year is slightly different from the sum of four quarters due to rounding.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no changes in, or disagreements with accountants on, accounting and financial disclosures.


                             PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Item 11.   EXECUTIVE COMPENSATION

   Not applicable.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Management's ownership of Registrant's shares of beneficial interest as of February 19, 2002.
                                         Shares               Percent of
              Name of                 Beneficially           Outstanding
              Trustee                    Owned                  Shares

        Herbert E. Jones, Jr.            5,000                   0.331
        Charles T. Jones                   200                   0.013
        Virgil E. Wenger                   200                   0.013
             All trustees and officers
             as a group (3 persons)      5,400                   0.357

                             PART III

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required by items 10, 11, and 13 is set forth in Registrant's 2001 Proxy Statement, which is incorporated herein by reference.


                             PART IV


Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
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

   (b)   No report on Form 8-K was filed during the fourth quarter of 2001.



                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PITTSBURGH & WEST VIRGINIA RAILROAD


By /s/ Robert A. Hamstead
   Robert A. Hamstead
   Vice President and Secretary-Treasurer

Date: March 15, 2002



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




Date: March 15, 2002