Form 10-Q
period 2002-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2002-05-10
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                      ___________________________

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

                   ________________________________

For the Quarter ended  March 31, 2002   Commission File Number  1-5447


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

                                                      Unaudited
                                                  Three Months Ended
                                                        March 31,
                                                   2002         2001

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                                  $229           $229
     Interest                                        -              -
                                                   229            229

     Less general and
          administrative expenses                   21             18

               NET INCOME                         $208           $211



Per Share:
(1,510,000 average shares outstanding)

     Net Income                                  $ .14          $ .14
     Cash Dividends                              $ .13          $ .13






                  PITTSBURGH & WEST VIRGINIA RAILROAD
                                                       FORM 10-Q

                             BALANCE SHEET

                        (Dollars in Thousands)

                                              March 31      December 31
                                                 2002           2001

ASSETS

     Rentals receivable under capital lease       $9,150         $9,150
     Cash                                             48             50

                                                  $9,198         $9,200


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                   $    9         $   23

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                 9,145          9,145
          Income retained in business                 44             32

               Total Shareholders' Equity          9,189          9,177

               Total Liabilities and
                 Shareholders' Equity             $9,198         $9,200






                  PITTSBURGH & WEST VIRGINIA RAILROAD
                                                       FORM 10-Q

                     CHANGES IN FINANCIAL POSITION

                        (Dollars in Thousands)

                                                     Unaudited
                                                  Three months ended
                                                        March 31

                                                  2002         2001

Source of Cash:
     Net income                                   $208         $211

     Increase (Decrease) in accounts payable       (14)          (8)

          Cash provided from operations           $194          203


Use of Cash:

     Dividends paid                                196          196

     Increase (decrease) in cash                  $ (2)         $  7




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

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2002 with the preceding fourth quarter of 2001 and the first quarter of 2001, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $208,000, $211,000 and $211,000, respectively.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          None



                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PITTSBURGH & WEST VIRGINIA RAILROAD



   May 10, 2002               /s/ Herbert E. Jones, Jr.
   Date                       Herbert E. Jones, Jr.
                              Chairman of the Board


   May 10, 2002               /s/ Robert A. Hamstead
   Date                       Robert A. Hamstead
                              Secretary and Treasurer
Date: May 10, 2002