Form 10-Q
period 2002-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2002-08-08
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549

                        ___________________________

                                FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

                      ________________________________

For the Quarter ended  June 30, 2002   Commission File Number  1-5447


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

                                      Unaudited            Unaudited
                                   3 Months Ended          6 Months Ended
                                      June 30                 June 30
                                     2002      2001       2002        2001

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                     $229      $229        $458       $458
     Interest                         -          -           -          -
                                      229       229         458        458

     Less general and
          administrative expenses      33        30          54         48

               NET INCOME            $196      $199        $404       $410



Per Share:
(1,510,000 average shares outstanding)

     Net Income                     $ .13    $ .13        $ .27      $ .27
     Cash Dividends                   .14      .14          .27        .27





                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                                               FORM 10-Q

                                   BALANCE SHEET

                               (Dollars in Thousands)

                                               June 30        December 31
                                                 2002             2001

ASSETS

     Rentals receivable under capital lease      $9,150            $9,150
     Cash                                            35                50

                                                 $9,185            $9,200


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                  $   12            $   23

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                9,145             9,145
          Income retained in business                28                32

               Total Shareholders' Equity         9,173             9,177

               Total Liabilities and
                 Shareholders' Equity           $ 9,185            $9,200





                          PITTSBURGH & WEST VIRGINIA RAILROAD
                                                               FORM 10-Q

                             CHANGES IN FINANCIAL POSITION

                                 (Dollars in Thousands)

                                                     Unaudited
                                                  Six months ended
                                                       June 30

                                                  2002          2001

Source of Cash:
     Net income                                   $404          $410

     Decrease in accounts payable                  (11)           (7)

          Cash provided from operations           $393          $403

Use of Cash:

     Dividends paid                                408           408

     Increase (decrease) in cash                  $(15)         $ (5)


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

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the second quarter of 2002 with the preceding first quarter 2002 and the second quarter of 2001, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $196,000, $208,000 and $199,000, respectively.


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            None



                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PITTSBURGH & WEST VIRGINIA RAILROAD



August 8, 2002                /s/ Herbert E. Jones, Jr.
Date                          Herbert E. Jones, Jr.
                              Chairman of the Board


August 8, 2002                /s/ Robert A. Hamstead
Date                          Robert A. Hamstead
                              Secretary and Treasurer


Date: August 8, 2002