Form 10-Q
period 2002-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2002-11-07
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                           ___________________________

                                    FORM 10-Q

                       Quarterly Report Under Section 13 or 15(d)

                         of the Securities Exchange Act of 1934

                           ________________________________

For the Quarter ended  September 30,2002 Commission File Number  1-5447


                        PITTSBURGH & WEST VIRGINIA RAILROAD

            Pennsylvania                               25-6002536
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

                                      Unaudited              Unaudited
                                   3 Months Ended          9 Months Ended
                                    September 30            September 30
                                   2002       2001         2002        2001

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                   $229       $229         $686         686
     Interest                        -          -            -           -
                                    229        229          686         686

     Less general and
          administrative expenses    21         20           74          67

              NET INCOME           $208       $209         $612        $619



Per Share:
(1,510,000 average shares outstanding)

     Net Income                    $ .14     $ .14        $ .41       $ .41
     Cash Dividends                  .14       .14          .41         .41







                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                                               FORM 10-Q

                                   BALANCE SHEET

                                (Dollars in Thousands)

                                                September 30     December 31
                                                    2002             2001

ASSETS

     Rentals receivable under capital lease           $9,150          $9,150
     Cash                                                 37              50

                                                      $9,187          $9,200


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                       $   17          $   23

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                     9,145           9,145
          Income retained in business                     25              32

               Total Shareholders' Equity              9,170           9,177

               Total Liabilities and
                 Shareholders' Equity                 $9,187          $9,200







                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                                               FORM 10-Q

                           CHANGES IN FINANCIAL POSITION

                                (Dollars in Thousands)

                                                             Unaudited
                                                         Nine months ended
                                                            September 30

                                                          2002          2001

Source of Cash:
     Net income                                           $612          $619

     Decrease in accounts payable                           (6)           (4)

          Cash provided from operations                    $606         $615


Use of Cash:

     Dividends paid                                         619          619

     Increase (decrease) in cash                           $(13)         $(4)




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

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the third quarter of 2002 with the preceding second quarter 2002 and the third quarter of 2001, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $208,000, $196,000 and $209,000, respectively.


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            None



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PITTSBURGH & WEST VIRGINIA RAILROAD


     Date: November 7, 2002     /s/ Herbert E. Jones, Jr.
                                Herbert E. Jones, Jr.
                                Chairman of the Board

     Date: November 7, 2002     /s/ Robert A. Hamstead
                                Robert A. Hamstead
                                Secretary and Treasurer


Date: November 07, 2002




CERTIFICATION:

I, Herbert E. Jones, Jr, Chairman of the Board, certify that;

1. I have reviewed this quarterly report on Form 10-Q of The Pittsburgh & West Virginia Railroad;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002


                                   /s/ Herbert E. Jones, Jr.
                                   Herbert E. Jones, Jr.
                                   Chairman of the Board



CERTIFICATION:

I, Charles T. Jones, President, certify that;

1. I have reviewed this quarterly report on Form 10-Q of The Pittsburgh & West Virginia Railroad;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002


                              /s/ Charles T. Jones
                              Charles T. Jones
                              President



CERTIFICATION:

I, Robert A. Hamstead, Vice President, Secretary and Treasurer, certify that;

1. I have reviewed this quarterly report on Form 10-Q of The Pittsburgh & West Virginia Railroad;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002


                                   /s/ Robert A. Hamstead
                                   Robert A. Hamstead
                                   Vice President, Secretary
                                        And Treasurer