Form 10-K
period 2002-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2003-03-19
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C. 20549

                                     FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2002                              Commission File Number 1-5447

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


Registrant(s telephone number, including area code (304) 926-1124

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 21, 2003 was $13,625,680.

At February 21, 2003, there were 1,510,000 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.


    The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.


                                       PART I

Item 1   BUSINESS

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


Item 2   PROPERTIES

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


Item 3   LEGAL PROCEEDINGS

    There were no legal proceedings.


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter to a vote of security holders.


                                        PART II


Item 5   MARKET FOR REGISTRANT(S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

    Registrant's shares are listed for trading on the American Stock Exchange. At February 21, 2003, there were approximately 909 holders of record of registrant's shares of beneficial interest.

    Stock Market and Dividend information per share of beneficial interest.

                                                   2002 Quarters Ended

                                    3/31         6/30          9/30       12/31

    Sales price of traded shares
         High                      $8.47        $8.80         $8.79       $9.15
         Low                        8.05         8.20          8.36        8.40
    Dividends paid                   .13          .14           .14         .14

                                                   2001 Quarters Ended

                                    3/31         6/30          9/30       12/31

    Sales price of traded shares
         High                      $7.65        $7.75         $8.80       $8.35
         Low                        7.15         7.21          8.06        7.85
    Dividends paid                   .13          .14           .14         .14


Item 6   SELECTED FINANCIAL DATA

    ($Thousands, except per share amounts)

                                          2002    2001    2000     1999    1998

    Revenues                            $  915  $  915  $  915   $  915  $  915
    Income available for
         distribution                      821     830     837      832     832
    Net income                             821     830     837      832     832
    Total assets                         9,190   9,200   9,200    9,193   9,191
    Per share amounts:
         Net income                        .54     .55     .55      .55     .55
         Income available for
           distribution                    .54     .55     .55      .55     .55
         Cash dividends                    .55     .55     .55      .55     .55

Item 7 MANAGEMENT(S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    Income available for distribution in 2002 and in 2001 was approximately $821,000 and $830,000, respectively.

    Registrant's only cash outlays, other than dividend payments, are for general and administrative expenses, which were slightly higher in 2002 than in 2001. The leased properties are maintained entirely at N&W's expense.

    Since cash revenue is fixed in amount and outlays for expenses are relatively modest, inflation has had no material impact on Registrant's reported net income.


Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.


Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Quarterly financial data (in $thousands, except per share amounts)

    2002                          1st Qtr.    2nd Qtr.     3rd Qtr.    4th Qtr.

    Revenues                    $    229    $    229     $    229    $    228
    Net income                       208         196          208         209
    Per share                        .13         .13          .14         .14

    2001

    Revenues                    $    229    $    229     $    229    $    228
    Net income                       211         199          209         211
    Per share                        .13         .14          .14         .14

    Detailed financial statements of Registrant appear on pages F-3 through F-8 of this report. Per share data for the year is slightly different from the sum of four quarters due to rounding.

Item 9   CHANGES IN AND DISAGREEMENTS WITH AUDITORS' ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

    The current audit firm, Gibbons & Kawash, declined to stand for re-election effective March 17, 2003. The auditors' reports for the past two years were unqualified. During the two most recent audit engagements there were no disagreements with Gibbons & Kawash on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.
No other reportable events regarding our relationship with Gibbons & Kawash were applicable for disclosure.

                                      PART III

Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Item 11   EXECUTIVE COMPENSATION

    Not applicable.


Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Management's ownership of Registrant's shares of beneficial interest as of February 21, 2003.
                                      Shares                   Percent of
                Name of            Beneficially               Outstanding
                Trustee                Owned                     Shares

         Herbert E. Jones, Jr.         4,000                      0.264
         Charles T. Jones                200                      0.013
         Virgil E. Wenger                200                      0.013
           All trustees and officers
             as a group (3 persons)    4,400                      0.290


                                       PART IV


Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by items 10, 11, and 13 is set forth in Registrant's 2002 Proxy Statement, which is incorporated herein by reference.


                                       PART V


Item 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  1.   A list of all financial statements and financial statement schedules filed as part of this report is set forth on page F-1 herein.

         2. Exhibits - all the exhibits listed below are incorporated herewith by reference to Form 8 Amendment to Annual Report on Form 10-K for the year ended December 31, 1988:

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

    (b)  No report on Form 8-K was filed during the fourth quarter of 2002.





                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PITTSBURGH & WEST VIRGINIA RAILROAD


By /s/ Robert A. Hamstead
   Robert A. Hamstead
   Vice President and Secretary-Treasurer

Date: March 18, 2003


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




Date: March 18, 2003
CERTIFICATION:

I, Herbert E. Jones, Jr, Chairman of the Board, certify that;

1. I have reviewed this annual report on Form 10-K of The Pittsburgh & West Virginia Railroad;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003



                                     /s/ Herbert E. Jones, Jr.
                                        (Signature)
                                       Chairman of the Board



CERTIFICATION:

I, Charles T. Jones, President, certify that;

1. I have reviewed this annual report on Form 10-K of The Pittsburgh & West Virginia Railroad;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003



                                      /s/ Charles T. Jones
                                         (Signature)
                                          President


CERTIFICATION:

I, Robert A. Hamstead, Vice President, Secretary and Treasurer, certify that;

1. I have reviewed this annual report on Form 10-K of The Pittsburgh & West Virginia Railroad;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003



                                        /s/ Robert A. Hamstead
                                              (Signature)
                                Vice  President , Secretary and Treasurer