Form 10-K/A
period 2002-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2003-05-13
CIK 78838

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

Date: March 18, 2003



                                        /s/ Robert A. Hamstead
                                              (Signature)
                                Vice  President , Secretary and Treasurer


                   PITTSBURGH & WEST VIRGINIA RAILROAD

                                BALANCE SHEET

                          December 31, 2002 and 2001



              ASSETS                                 2002                2001

Rentals receivable under capital lease -
   implicit interest rate of 10%           $    9,150,000      $    9,150,000
Cash                                               40,144              49,761

                                           $    9,190,144      $    9,199,761


       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities   $      22,950       $       22,950

Contingency

Shareholders' equity:
Shares of beneficial interest, without par
value.  Authorized number of shares -
unlimited; issued and outstanding -
1,510,000 shares                               9,145,359            9,145,359
Income retained in the business                   21,835               31,452

                                               9,167,194            9,176,811

                                          $    9,190,144       $    9,199,761









                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF OPERATIONS

                                 Years Ended December 31, 2002, 2001 and 2000



                                   2002               2001               2000

Income available for distribution:
Cash rental                 $     915,000     $     915,000     $     915,000
Interest on invested funds              -                 -               301
                                  915,000           915,000           915,301
Less general and
   administrative expenses         94,117            84,951            78,106

Net income                  $     820,883     $     830,049     $     837,195

Per share:
Net income                  $         .54     $         .55     $         .55

Cash dividends paid         $         .55     $         .55     $         .55




                       PITTSBURGH & WEST VIRGINIA RAILROAD

                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years Ended December 2002, 2001 and 2000


                                         Shares of                  Income
                                        Beneficial               Retained in
                                         Interest                the Business

Balance at December 31, 1999       $     9,145,359               $     25,208

Net income                                       -                    837,195
Cash dividends paid                              -                   (830,500)

Balance at December 31, 2000             9,145,359                     31,903

Net income                                       -                   (830,049)
Cash dividends paid                              -                   (830,500)

Balance at December 31, 2001             9,145,359                     31,452

Net income                                       -                    820,883
Cash dividends paid                              -                   (830,500)

Balance at December 31, 2002       $     9,145,359               $     21,835




                       PITTSBURGH & WEST VIRGINIA RAILROAD

                            STATEMENT OF CASH FLOWS

                   Years Ended December 31, 2002, 2001 and 2000



                                      2002              2001              2000

Cash flows from operating activities:
Net income                   $     820,883     $     830,049     $     837,195
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Increase in accounts payable and
    accrued liabilities                  -              (336)               13

Net cash provided by operating
  activities                       820,883           829,713           837,208

Cash flows used in financing activities:
  Dividends paid                  (830,500)         (830,500)         (830,500)

       Net increase in cash         (9,617)             (787)            6,708

Cash, beginning of year             49,761            50,548            43,840

Cash, end of year            $      40,144     $      49,761     $      50,548