Form 10-Q
period 2003-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2003-05-13
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549

                         ___________________________

                                 FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934

                         ________________________________

For the Quarter ended  March 31, 2003   Commission File Number  1-5447


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

                                                           Unaudited
                                                      Three Months Ended
                                                            March 31,
                                                       2003          2002

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                                       $229          $229
     Interest                                             -             -
                                                        229           229

     Less general and
          administrative expenses                        23            21

               NET INCOME                              $206          $208



Per Share:
(1,510,000 average shares outstanding)

     Net Income                                       $ .14         $ .14
     Cash Dividends                                   $ .13         $ .13










                       PITTSBURGH & WEST VIRGINIA RAILROAD
                                                          FORM 10-Q

                                   BALANCE SHEET

                               (Dollars in Thousands)

                                               March 31          December 31
                                                 2003                2002

ASSETS

     Rentals receivable under capital lease      $9,150               $9,150
     Cash                                            36                   40

                                                 $9,186               $9,190


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                  $    9               $   23

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                 9,145               9,145
          Income retained in business                 32                  22

               Total Shareholders' Equity          9,177               9,167

               Total Liabilities and
                 Shareholders' Equity             $9,186              $9,190









                            PITTSBURGH & WEST VIRGINIA RAILROAD
                                                               FORM 10-Q

                               CHANGES IN FINANCIAL POSITION

                                  (Dollars in Thousands)

                                                            Unaudited
                                                       Three months ended
                                                             March 31

                                                      2003             2002

Source of Cash:
     Net income                                       $206             $208

     Increase (Decrease) in accounts payable           (14)             (14)

          Cash provided from operations               $192              194


Use of Cash:

     Dividends paid                                    196              196

     Increase (decrease) in cash                      $ (4)             $(2)




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

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2003 with the preceding fourth quarter of 2002 and the first quarter of 2002, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $206,000, $209,000 and $208,000, respectively.


PART II.      OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

          Form 8-K was filed on March 17, 2003, reporting that the current auditing firm, Gibbons and Kawash, declined to stand for re-election.



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

                              PITTSBURGH & WEST VIRGINIA RAILROAD



                              /s/ Herbert E. Jones, Jr.
                              Herbert E. Jones, Jr.
                              Chairman of the Board


                              /s/ Robert A. Hamstead
                              Robert A. Hamstead
                              Secretary and Treasurer
Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003



                              /s/ Charles T. Jpones
                              Charles T. Jones
                              President











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

Date: May 12, 2003


                              /s/ Robert A. Hamstead
                              Robert A. Hamstead
                              Vice President, Secretary and Treasurer