Form 10-Q
period 2003-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2003-08-08
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D.C. 20549

                            ___________________________

                                   FORM 10-Q

                     Quarterly Report Under Section 13 or 15(d)

                       of the Securities Exchange Act of 1934

                          ________________________________

For the Quarter ended  June 30, 2003           Commission File Number  1-5447


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

                                       Unaudited                  Unaudited
                                     3 Months Ended             6 Months Ended
                                         June 30                    June 30
                                     2003       2002            2003      2002

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                       $229     $229             $458     $458
     Interest                            -        -                -        -
                                        229      229              458      458

     Less general and
          administrative expenses        42       33               65       54

               NET INCOME              $187     $196             $393     $404



Per Share:
(1,510,000 average shares outstanding)

     Net Income                       $ .12    $ .13            $ .26    $ .27
     Cash Dividends                     .14      .14              .27      .27





                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                                             FORM 10-Q

                                    BALANCE SHEET

                                (Dollars in Thousands)

                                                June 30          December 31
                                                  2003               2002

ASSETS

     Rentals receivable under capital lease        $9,150             $9,150
     Cash                                              12                 40

                                                   $9,162             $9,190


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                     $   9             $   23

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                   9,145             9,145
          Income retained in business                    8                22

               Total Shareholders' Equity            9,153             9,167

               Total Liabilities and
                 Shareholders' Equity              $ 9,162            $9,190






                             PITTSBURGH & WEST VIRGINIA RAILROAD
                                                                  FORM 10-Q

                                 CHANGES IN FINANCIAL POSITION

                                     (Dollars in Thousands)

                                                              Unaudited
                                                           Six months ended
                                                               June 30

                                                         2003          2002

Source of Cash:
     Net income                                          $393          $404

     Decrease in accounts payable                          13            11

          Cash provided from operations                  $380          $393

Use of Cash:

     Dividends paid                                       408           408

     Increase (decrease) in cash                         $(28)         $(15)


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

          With fixed revenue and an increase in operating expenses, net income was down approximately 5% from the second quarter 2002. In comparing the second quarter of 2003 with the preceding first quarter 2003 and the second quarter of 2002, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $187,000, $206,000 and $196,000, respectively.


PART II.      OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

          Form 8-K was filed on May 16, 2003, reporting that the prior auditing firm, Gibbons and Kawash, was re-elected as auditors on May 15, 2003.


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

Date: August 8, 2003

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

Date: August 8, 2003

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

Date:August 8, 2003



                                   /s/ Charles T. Jones
                                        (Signature)
                                         President




CERTIFICATION:

I, Robert A. Hamstead, Vice President, Secretary and Treasurer, certify that;

1. I have reviewed this quareterly report on Form 10-Q of The Pittsburgh & West Virginia Railroad;

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

Date: August 8, 2003



                              /s/ Robert A. Hamstead
                                     (Signature)
                               Vice  President , Secretary and Treasurer