Form 10-Q
period 2003-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2003-11-07
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                            ___________________________

                                    FORM 10-Q

                     Quarterly Report Under Section 13 or 15(d)

                       of the Securities Exchange Act of 1934

                           ________________________________

For the Quarter ended  September 30,2003 Commission File Number  1-5447


                         PITTSBURGH & WEST VIRGINIA RAILROAD

    Pennsylvania                                    25-6002536
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

                                      Unaudited              Unaudited
                                   3 Months Ended          9 Months Ended
                                    September 30            September 30
                                   2003       2002         2003       2002

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                   $229       $229         $686       $686
     Interest                         -          -            -          -
                                    229        229          686        686

     Less general and
       administrative expenses       27         21           91         74

               NET INCOME          $202       $208         $595       $612



Per Share:
(1,510,000 average shares outstanding)

     Net Income                    $.13       $.14         $.39        $.41
     Cash Dividends                 .13        .14          .40         .41







                        PITTSBURGH & WEST VIRGINIA RAILROAD

                                                              FORM 10-Q

                                    BALANCE SHEET

                                (Dollars in Thousands)

                                             September 30     December 31
                                                 2003             2002

ASSETS

     Rentals receivable under capital lease        $9,150          $9,150
     Cash                                              25              40

                                                   $9,175          $9,190


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                    $   17          $   23

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                  9,145           9,145
          Income retained in business                  13              22

               Total Shareholders' Equity           9,158           9,167

               Total Liabilities and
                 Shareholders' Equity              $9,175          $9,190





                         PITTSBURGH & WEST VIRGINIA RAILROAD

                                                               FORM 10-Q

                           CHANGES IN FINANCIAL POSITION

                               (Dollars in Thousands)

                                                           Unaudited
                                                       Nine months ended
                                                          September 30

                                                      2003          2002

Source of Cash:
     Net income                                       $595          $612

     Decrease in accounts payable                       (6)           (6)

          Cash provided from operations               $589          $606


Use of Cash:

     Dividends paid                                    604           619

     Increase (decrease) in cash                      $(15)         $(13)




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

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the third quarter of 2003 with the preceding second quarter 2003 and the third quarter of 2002, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $202,000, $187,000 and $208,000, respectively.


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


Date: November 07, 2003




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

Date: November 7, 2003

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

Date: November 7, 2003

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

Date: November 7,2003


                                    /s/ Robert A. Hamstead
                                    Robert A. Hamstead
                                    Vice President, Secretary
                                    And Treasurer