Form 10-K
period 2003-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2004-03-24
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549

                           FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
                                                 Commission File Number 1-5447

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

Yes     X                          No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 2004 was $13,741,000.

At February 27, 2004, there were 1,510,000 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.

    The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.


                                  PART I


Item 1   BUSINESS

Pittsburgh & West Virginia Railroad (the "Registrant") was organized in Pennsylvania in 1967, as a business trust, for the purpose of acquiring the business and property of a small leased railroad. The railroad was leased in 1964 to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation ("NSC"), by Registrant's predecessor company for 99 years with the right of unlimited renewal.

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

The Lease provided that NSC would assume payment of the principal of and interest on Registrant's long-term debt. The debt was paid off during 1982.

Registrant has elected to be treated for tax purposes as a "real estate investment trust." As such, the trust itself is exempt from federal income tax, to the extent that its income is distributed to shareholders. However, dividends paid by Registrant are ordinary taxable income to its shareholders. In order to maintain qualified status, at least 95% of ordinary taxable income must be distributed. It is Registrant's policy to distribute annually approximately 100% of ordinary taxable income.


Item 2   PROPERTIES

    The properties leased to NSC consist of 112 miles of main line road extending from Pittsburgh Junction, Ohio, through parts of West Virginia, to Connellsville, Pennsylvania; approximately 20 miles of branch lines; and other assets used in the operation of the railroad, such as real estate, machinery and equipment, and supplies, but excluding rolling stock all of which was sold to NSC prior to the effective date of the lease.

Item 2   PROPERTIES (Continued)

    The more significant provisions of the lease applicable to the properties are:

    NSC at its own expense and without deduction from the rent, will maintain, manage and operate the leased property and make such improvements thereto as it considers desirable. Such improvements made by NSC become the property of the Registrant, and the cost thereof constitutes a recorded indebtedness of Registrant to NSC. The indebtedness is offset when non-cash rental is recorded over the depreciable life of the improvements.
Such part of the leased property as is, in the opinion of NSC, not necessary, may be disposed of.

    The proceeds of any disposition are retained by NSC and constitute an indebtedness of NSC to Registrant. Because of the unlimited settlement date for non-cash items, such transactions and balances have not been reported in the financial statements since 1982.

    If NSC should ever terminate the lease, all properties covered by the lease would be returned to Registrant, together with sufficient cash and other assets to permit operation of the railroad for one year.


Item 3   LEGAL PROCEEDINGS

    There were no legal proceedings.


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter to a vote of security holders.


                                  PART II


Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    Registrant's shares are listed for trading on the American Stock Exchange. At February 27, 2004, there were approximately 866 holders of record of registrant's shares of beneficial interest.

    Stock Market and Dividend information per share of beneficial interest.

                                             2003 Quarters Ended
                                   3/31        6/30      9/30         12/31

    Sales price of traded shares
         High                    $ 9.70     $  9.20    $  9.22       $  9.09
         Low                       8.80        7.25       8.60          8.67
         Dividends paid             .13         .14        .13           .13

                                             2002 Quarters Ended

                                   3/31        6/30        9/30        12/31
    Sales price of traded shares
         High                    $ 8.47     $  8.80    $   8.79      $  9.15
         Low                       8.05        8.20        8.36         8.40
         Dividends paid             .13         .14         .14          .14


Item 6   SELECTED FINANCIAL DATA

     ($Thousands, except per share amounts)

                   2003         2002          2001          2000          1999

Revenues         $  915       $  915        $  915        $  915        $  915
Income available for
   distribution     799          821           830           837           832
Net income          799          821           830           837           832
Total assets      9,190        9,190         9,200         9,200         9,193
Per share amounts:
  Net income        .53          .54           .55           .55           .55
  Income available
   for distribution .53          .54           .55           .55           .55
  Cash dividends    .53          .55           .55           .55           .55


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All of the Registrant's railroad properties are leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation ("NSC"), for 99 years, with unlimited renewals on the same terms. Cash rental is a fixed amount of $915,000 per year, with no provision for change. This cash rental, and small amounts of interest income, are the only source of funds. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow as they are charged to NSC's settlement account with no requirement for payment.

    Income available for distribution in 2003 and in 2002 was approximately $799,000 and $821,000, respectively.

    Registrant's only cash outlays, other than dividend payments, are for general and administrative expenses, which were slightly higher in 2003 than in 2002. The leased properties are maintained entirely at NSC's expense.

    Since cash revenue is fixed in amount and outlays for expenses are relatively modest, inflation has had no material impact on Registrant's reported net income.


Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.


Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Quarterly financial data (in $thousands, except per share amounts)

     2003                              1st Qtr.   2nd Qtr.   3rd Qtr.  4th Qtr.

     Revenues                         $     229  $     229  $     229 $     228
     Net income                             206        187        202       204
     Per share                              .14        .12        .13       .14

     2002

     Revenues                         $     229  $     229  $     229 $     228
     Net income                             208        196        208       209
     Per share                              .13        .13        .14       .14

    Detailed financial statements of Registrant appear on pages F-3 through F-8 of this report. Per share data for the year is slightly different from the sum of four quarters due to rounding.


Item 9   CHANGES IN AND DISAGREEMENTS WITH AUDITORS' ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

    None
Item 9a   CONTROLS AND PROCEDURES

    The President and Vice President and Secretary-Treasurer of Registrant have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective.

    There was no change in Registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph
(d) of Rules 13a-15 and 15d-15 under the Exchange Act during Registrant's last fiscal quarter that materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.


                                PART III


Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    This information is incorporated herein by reference to Registrant's 2004 Proxy Statement.


Item 11   EXECUTIVE COMPENSATION

    Not applicable.


Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    Management's ownership of Registrant's shares of beneficial interest as of February 27, 2004.


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



Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is set forth in Registrant's 2004 Proxy Statement, which is incorporated herein by reference.


Item 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

    This information is set forth in Registrant's 2004 Proxy Statement, which is incorporated herein by reference.


                                     PART IV


Item 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a) 1. A list of all financial statements and financial statement schedules filed as part of this report is set forth on page F-1 herein.

          2. Exhibits-all the exhibits listed below are incorporated herewith by reference to Form 8 Amendment to Annual Report on Form 10-K for the year ended December 31, 1988:

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

     (b)   No report on Form 8-K was filed during the fourth quarter of 2003.



                                         SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PITTSBURGH & WEST VIRGINIA RAILROAD


By /s/ Robert A. Hamstead
Robert A. Hamstead
Vice President and Secretary-Treasurer

Date: March 24, 2004


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Herbert E. Jones, Jr.              /s/ O. Nelson Jones
Herbert E. Jones, Jr.                  O. Nelson Jones
Chairman of the Board and Trustee      Trustee


/s/ Charles T. Jones
Charles T. Jones
Alternate Chairman, President and
   Trustee

Date: March 24, 2004

CERTIFICATION:

I, Herbert E. Jones, Jr., Chairman of the Board, certify that;

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Trustees:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: 03/24/04
                                                /s/ Herbert E. Jones, Jr.
                                                Herbert E. Jones, Jr.
                                                Chairman of the Board
CERTIFICATION:

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Trustees:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/24/04
                                                    /s/ Charles T. Jones
                                                    Charles T. Jones
                                                    President

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Trustees:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/24/04
                                                     /s/ Robert A. Hamstead
                                                     Robert A. Hamstead
                                                     Vice President, Secretary
                                                     and Treasurer

                        SECTION 906 CERTIFICATION



    In connection with the annual report of the Pittsburgh & West Virginia Railroad (the Trust) on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles T. Jones, President of the Trust, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


/s/ Charles T. Jones
Charles T. Jones
President

Date: 03/24/04
                        SECTION 906 CERTIFICATION



    In connection with the annual report of the Pittsburgh & West Virginia Railroad (the Trust) on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert A. Hamstead, Vice President, Secretary, and Treasurer of the Trust, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


/s/ Robert A. Hamstead
Robert A. Hamstead
Vice President, Secretary, and Treasurer

Date: 03/24/04


                     Audited Financial Statements


                  Pittsburgh & West Virginia Railroad


                 Years Ended December 31, 2003 and 2002




                            TABLE OF CONTENTS

                                                                     Page

    Independent Auditors' Report                                     F-2

    Financial Statements:

         Balance Sheet                                               F-3

         Statement of Operations                                     F-4

         Statement of Changes in Shareholders' Equity                F-5

         Statement of Cash Flows                                     F-6

         Notes to Financial Statements                         F-7 - F-8


    All schedules are omitted for the reason they are not required or are not applicable.

GIBBONS
& KAWASH
Certified Public Accountants                      info@gandkcpas.com
_____________________________________________________________________



                         INDEPENDENT AUDITORS' REPORT



To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

    We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



 /s/ Gibbons & Kawash


January 7, 2004

_________________________________________________________________________
300 Bank One Center / 707 Virginia Street, East / Charleston, WV 25301 /
Phone: 304.345.8400 / Fax: 304.345.8451



                    PITTSBURGH & WEST VIRGINIA RAILROAD

                               BALANCE SHEET

                        December 31, 2003 and 2002



  ASSETS                                           2003                   2002

  Rentals receivable under capital lease -
    implicit interest rate of 10%        $    9,150,000             $ 9,150,000
  Cash                                           40,440                  40,144

                                         $    9,190,440             $ 9,190,144


  LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Accounts payable and accrued
      liabilities                        $       24,950             $    22,950

  Contingency

  Shareholders' equity:
    Shares of beneficial interest, without par
      value.  Authorized number of shares -
      unlimited; issued and outstanding -
      1,510,000 shares                        9,145,359               9,145,359
    Income retained in the business              20,131                  21,835

                                              9,165,490               9,167,194

                                         $    9,190,440             $ 9,190,144








The accompanying notes are an integral part of these financial statements.

                      PITTSBURGH & WEST VIRGINIA RAILROAD

                            STATEMENT OF OPERATIONS

                 Years Ended December 31, 2003, 2002 and 2001



                                            2003            2002           2001

Income available for distribution:
  Cash rental                         $  915,000      $  915,000     $  915,000
  Less general and administrative
    expenses                             116,404          94,117         84,951

      Net income                      $  798,596      $  820,883     $  830,049

Per share:
  Net income                          $      .53      $      .54     $      .55

  Cash dividends paid                 $      .53      $      .55     $      .55






















The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                   STATEMENT OF CHANGES IN SHAREHOLDERS= EQUITY

                     Years Ended December 2003, 2002 and 2001



                                                 Shares of            Income
                                                 Beneficial         Retained in
                                                  Interest         the Business

Balance at December 31, 2000                  $   9,145,359       $    31,903

   Net income                                          -              830,049
   Cash dividends paid                                 -             (830,500)

Balance at December 31, 2001                      9,145,359            31,452

   Net income                                          -              820,883
   Cash dividends paid                                 -             (830,500)

Balance at December 31, 2002                      9,145,359            21,835

   Net income                                          -              798,596
   Cash dividends paid                                 -             (800,300)

Balance at December 31, 2003                  $   9,145,359       $    20,131














The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                             STATEMENT OF CASH FLOWS

                    Years Ended December 31, 2003, 2002 and 2001



                                           2003            2002           2001

Cash flows from operating activities:
  Net income                         $  798,596      $   820,883    $ 830,049
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
     Increase (decrease) in accounts
      payable and accrued liabilities     2,000             -            (336)

            Net cash provided by
             operating activities       800,596          820,883       829,713

Cash flows used in financing activities:
  Dividends paid                       (800,300)        (830,500)     (830,500)

   Net increase (decrease) in cash          296           (9,617)         (787)

Cash, beginning of year                  40,144           49,761         50,548

            Cash, end of year        $   40,440      $    40,144    $    49,761














The accompanying notes are an integral part of these financial statements.

                         PITTSBURGH & WEST VIRGINIA RAILROAD

                            NOTES TO FINANCIAL STATEMENTS



1 -      Under the terms of a lease which became effective October 16, 1964
    (the "lease"), Norfolk Southern Corporation (formerly Norfolk and Western Railway Company) (Norfolk Southern) - (the "lessee") leased all of Pittsburgh & West Virginia Railroad's (the "Trust") real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity. The lease provides for a cash rental of $915,000 per annum.

         The lease may be terminated by the lessee either by expiration of the initial or any renewal term, or by default of Norfolk Southern. In the event of termination, Norfolk Southern is obligated to return to the Trust all properties covered by the lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year.

         Under the terms of the lease, a noncash settlement account is maintained to record amounts due to or due from Norfolk Southern upon termination of the lease. The amount is credited with noncash rent equivalent to: (a) the deductions allowable to the Trust, for tax purposes for depreciation, amortization or retirements of the leased properties and amortization of debt discount and expense; and (b) all other expenses of the Trust, except those incurred for the benefit of the shareholders. The settlement account is charged with the cost of capital asset acquisitions and expenses of the Trust paid for by Norfolk Southern on behalf of the Trust (see Note 2).


2 -      Prior to 1983, the lease was accounted for as an operating lease in accordance with the Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases", because the railroad assets as accounted for under "betterment accounting" were considered similar to land. Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from "betterment accounting" (which was previously used by the Trust and most railroads) to "depreciation accounting." The leased assets, under "depreciation accounting," are no longer similar to land; and, effective January 1, 1983, under the provisions of Statement No. 13, the lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under the lease. The preparation of financial statements in conformity with generally accepted accounting principles requires estimates by management. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee to perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10%.

                         PITTSBURGH & WEST VIRGINIA RAILROAD

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)



         At December 31, 2003 and 2002, the noncash settlement account (see
    Note 1) had a balance of $13,164,667 and $12,798,002, respectively, receivable from Norfolk Southern. Because the account will not be settled until the expiration of the lease, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.


3 -      Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At
    December 31, 2003, all net assets are covered by the lease.

         The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.


4 -      The Trust was organized in Pennsylvania in 1967 as a business trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust is exempt from Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 95% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income. Dividends distributed for the years ended December 31, 2003, 2002, and 2001, were comprised entirely of ordinary income.