Form 10-Q
period 2004-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2004-05-13
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                      ___________________________

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

                   ________________________________

For the Quarter ended  March 31, 2004   Commission File Number  1-5447


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




                                   1

                  PITTSBURGH & WEST VIRGINIA RAILROAD
                                                       FORM 10-Q


          PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                          STATEMENT OF INCOME


           (Dollars  in Thousands Except Per Share Amounts)

                             (Unaudited)
                                                  Three Months Ended
                                                        March 31,
                                                   2004         2003

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                                  $229           $229
     Interest                                        -              -
                                                   229            229

     Less general and
          administrative expenses                   35             23

               NET INCOME                         $194           $206



Per Share:
(1,510,000 average shares outstanding)

     Net Income                                  $ .13          $ .14
     Cash Dividends                              $ .13          $ .13









     The accompanying notes are an integral part of these financial statements.


                                   2


                  PITTSBURGH & WEST VIRGINIA RAILROAD
                                                       FORM 10-Q

                             BALANCE SHEET

                        (Dollars in Thousands)
                              (Unaudited)

                                              March 31      December 31
                                                 2004           2003

ASSETS

     Rentals receivable under capital lease       $9,150         $9,150
     Cash                                             22             40

                                                  $9,172         $9,190


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                   $    9         $   25

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                 9,145          9,145
          Income retained in business                 18             20

               Total Shareholders' Equity          9,163          9,165

               Total Liabilities and
                 Shareholders' Equity             $9,172         $9,190







     The accompanying notes are an integral part of these financial statements.



                                   3

                  PITTSBURGH & WEST VIRGINIA RAILROAD
                                                       FORM 10-Q

                        STATEMENT OF CASH FLOWS

                        (Dollars in Thousands)
                             (Unaudited)

                                                  Three months ended
                                                        March 31

                                                  2004         2003

Cash flows from operating activities:
     Net income                                   $194         $206
     Changes in operating assets and liabilities:
       Increase (Decrease) in accounts payable     (16)         (14)

          Cash provided by operating activities   $178          192


Cash flows from financing activities:

     Dividends paid                                196          196

     Net increase (decrease) in cash               (18)          (4)

     Cash, beginning of period                      40           40

          Cash, end of period                     $ 22         $ 36

     The accompanying notes are an integral part of these financial statements.


Notes to financial statements:

     (1) The foregoing interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods presented.

     (2) Registrant has elected to be treated for tax purposes as a real estate investment trust. As such, the Trust is exempt from paying federal corporate income tax on any income that is distributed to shareholders. It has been Registrant's policy to distribute annually all of its ordinary taxable income. Consequently, no provision has been made for federal income tax.
                                   4

                  PITTSBURGH & WEST VIRGINIA RAILROAD
                                                       FORM 10-Q

Notes to financial statements:(Continued)


     (3)Under the terms of the lease, Norfolk Southern Corporation leased all of Pittsburgh & West Virginia Railroad's real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity. The lease provides for a cash rental of $915,000 per annum. The rentals receivable, recognizing renewal options to perpetuity, were estimated to have a present value of $9,150,000 assuming an implicit interest rate of 10% at January 1, 1983.


Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS



          All of Registrant's railroad properties are on long-term lease to Norfolk and Western Railway Company for the fixed, unvarying amount of $915,000 cash rental per year. The lease also requires that additional, large amounts be recorded as non-cash rent income. Because this noncash income will not be settled until the expiration of the lease, no values have been reported in the accompanying interim financial statements for the balance of the account or the transactions affecting the balance.

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2004 with the preceding fourth quarter of 2003 and the first quarter of 2003, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $194,000, $204,000 and $206,000, respectively.

Item 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief


                                5



Item 4. CONTROLS AND PROCEDURES (Continued)


Financial Officer have concluded that the Registrant's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant's periodic filings with the SEC.

     There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          None



                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PITTSBURGH & WEST VIRGINIA RAILROAD


                              /s/ Herbert E. Jones,Jr.
                              Herbert E. Jones, Jr.
                              Chairman of the Board


                              /s/ Robert A. Hamstead
                              Robert A. Hamstead
                              Secretary and Treasurer
Date: May 13, 2004







                                   6
CERTIFICATION:

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

Date:May 13, 2004
                                       /s/ Herbert E. Jones, Jr.
                                       Herbert E. Jones, Jr.
                                       Chairman of the Board



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

Date: May 13, 2004


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

Date: May 13, 2004


                              /s/ Robert A. Hamstead
                              Robert A. Hamstead
                              Vice President, Secretary and Treasurer







CERTIFICATION:


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Pittsburgh & West Virginia Railroad, does hereby certify that:

     The Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the Form 10-Q) of the Pittsburgh & West Virginia Railroad fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly represents in all material respects, the financial condition and results of operations of the Pittsburgh & West Virginia Railroad.




Dated: May 13, 2004                  /s/ Herbert E. Jones, Jr.
                                     Herbert E. Jones, Jr.
                                     Chairman of the Board



Dated: May 13, 2004                  /s/ Charles T. JoneS
                                     Charles T. Jones
                                     President


Dated: May 13, 2004                  /s/ Robert A. Hamstead
                                     Robert A. Hamstead
                                     Vice President, Secretary and
                                     Treasurer