Form 10-Q
period 2004-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2004-08-02
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C. 20549

                      ___________________________

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

                   ________________________________

For the Quarter ended  June 30, 2004   Commission File Number  1-5447


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

                              (Unaudited)

                                   3 Months Ended      6 Months Ended
                                      June 30             June 30
                                   2004      2003      2004      2003

INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                    $229     $229      $458      $458
     Interest                         -         -         -         -
                                     229      229       458       458

     Less general and
          administrative expenses     42       42        78        65

               NET INCOME           $187     $187      $380      $393



Per Share:
(1,510,000 average shares outstanding)

     Net Income                    $ .12    $ .12     $ .25     $ .26
     Cash Dividends                  .13      .14       .26       .27








     The accompanying notes are an integral part of these financial statements.

                  PITTSBURGH & WEST VIRGINIA RAILROAD
                               FORM 10-Q

                             BALANCE SHEET

                        (Dollars in Thousands)
                              (Unaudited)
                                               June 30       December 31
                                                 2004            2003

ASSETS

     Rentals receivable under capital lease       $9,150          $9,150
     Cash                                             12              40

                                                  $9,162          $9,190


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                  $     9        $   25

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                 9,145         9,145
          Income retained in business                  8            20

               Total Shareholders' Equity          9,153         9,165

               Total Liabilities and
                 Shareholders' Equity            $ 9,162        $9,190









     The accompanying notes are an integral part of these financial statements.

                  PITTSBURGH & WEST VIRGINIA RAILROAD
                              FORM 10-Q

                        STATEMENT OF CASH FLOWS

                        (Dollars in Thousands)
                              (Unaudited)

                                                  Six months ended
                                                       June 30

                                                  2004      2003

Cash flows from operating activities:
     Net income                                   $380      $393
     Changes in operating assets and liabilities:
       Decrease in accounts payable                 16        13

          Cash provided from operations           $364      $380

Cash flows from financing activities:

     Dividends paid                                392       408

     Net increase (decrease) in cash               (28)      (28)

     Cash, beginning of period                      40        40

          Cash, end of period                     $ 12      $ 12

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

                  PITTSBURGH & WEST VIRGINIA RAILROAD
                               FORM 10-Q

Notes to financial statements: (Continued)


     (3) Under the terms of the lease, Norfolk Southern Corporation leased all of Pittsburgh & West Virginia Railroad's real properties, including its railroad lines,for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity. The lease provides for a cash rental of $915,000 per annum. The rentals receivable, recognizing rental options to perpetuity, were estimated to have a present value of $9,150,000 assuming an implicit interest rate of 10% at January 1, 1983.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS

          All of Registrant's railroad properties are on long-term lease to Norfolk and Western Railway Company for the fixed, unvarying amount of $915,000 cash rental per year. The lease also requires that additional, large amounts be recorded as non-cash rent income. Because this non-cash income will not be settled until the expiration of the lease, no values have been reported in the accompanying interim financial statements for the balance of the account or the transactions affecting the balance.

          With fixed revenue and comparable expenses, net income was the same as the second quarter 2003. In comparing the second quarter of 2004 with the preceding first quarter 2004 and the second quarter of 2003, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $187,000, $194,000 and $187,000, respectively.

Item 4.CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Registrant's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant's periodic filing with the SEC.

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

Date: August 2, 2004





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

Date: August 2, 2004

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

Date: August 2, 2004


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

Date: August 2, 2004


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




Dated: August 2, 2004                /s/ Herbert E. Jones, Jr.
                                     Herbert E. Jones, Jr.
                                     Chairman of the Board



Dated: August 2, 2004                /s/ Charles T. Jones
                                     Charles T. Jones
                                     President


Dated: August 2, 2004                /s/ Robert A.Hamstead
                                     Robert A. Hamstead
                                     Vice President,Secretary and
                                     Treasurer