Form 10-Q
period 2004-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2004-11-10
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549

                          ___________________________

                                 FORM 10-Q

                    Quarterly Report Under Section 13 or 15(d)

                      of the Securities Exchange Act of 1934

                        ________________________________

For the Quarter ended September 30,2004 Commission File Number  1-5447


                       PITTSBURGH & WEST VIRGINIA RAILROAD

    Pennsylvania                               25-6002536
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

                                   (Unaudited)

                                   3 Months Ended          9 Months Ended
                                    September 30            September 30
                                   2004      2003          2003      2004
INCOME AVAILABLE FOR DISTRIBUTION:

     Cash Rental                   $229      $229          $686      $686
     Interest                         -         -             -         -
                                    229       229           686       686

     Less general and
       administrative expenses       15        27            92        91

              NET INCOME           $214      $202          $594      $595



Per Share:
(1,510,000 average shares outstanding)

     Net Income                    $ .14    $ .13         $ .39     $ .39
     Cash Dividends                  .12      .13           .38       .40








The accompanying notes are an integral part of these financial statements.


                                        2
                       PITTSBURGH & WEST VIRGINIA RAILROAD
                                                           FORM 10-Q

                                   BALANCE SHEET

                               (Dollars in Thousands)
                                     (Unaudited)
                                             September 30      December 31
                                                 2004             2003

ASSETS

     Rentals receivable under capital lease        $9,150           $9,150
     Cash                                              45               40

                                                   $9,195           $9,190


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                   $     9           $   25

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                  9,145            9,145
          Income retained in business                  41               20

               Total Shareholders' Equity           9,186            9,165

               Total Liabilities and
                 Shareholders' Equity             $ 9,195           $9,190









The accompanying notes are an integral part of these financial statements.



                                       3


                         PITTSBURGH & WEST VIRGINIA RAILROAD
                                                             FORM 10-Q

                               STATEMENT OF CASH FLOWS

                                (Dollars in Thousands)
                                     (Unaudited)

                                                      Nine months ended
                                                        September 30

                                                     2004          2003

Cash flows from operating activities:
     Net income                                      $594          $595
     Changes in operating assets and liabilities:
       Decrease in accounts payable                   (16)           (6)

          Cash provided from operations              $578          $589

Cash flows from financing activities:

     Dividends paid                                   573           604

     Net increase (decrease) in cash                    5           (15)

     Cash, beginning of period                         40            25

          Cash, end of period                        $ 45          $ 10

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

           With fixed revenue and decreased expenses, net income was higher than the third quarter 2003. In comparing the third quarter of 2004 with the preceding second quarter 2004 and the third quarter of 2003, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $214,000, $187,000 and $202,000, respectively.

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

                                       5
Item 4 CONTROLS AND PROCEDURES (Continued)

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

                                  PITTSBURGH & WEST VIRGINIA RAILROAD

Dated: November 10, 2004          /s/ Herbert E. Jones, Jr.
                                  Herbert E. Jones, Jr.
                                  Chairman of the Board


Dated: November 10, 2004          /s/ Robert A. Hamstead
                                  Robert A. Hamstead
                                  Secretary and Treasurer


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

Dated: November 10, 2004

                                        /s/ Herbert E. Jones, Jr.
                                        Chairman of the Board



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

Dated: November 10, 2004


                                         /s/ Charles T. Jones
                                         President




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

Dated: November 10, 2004


                              /s/ Robert A. Hamstead
                              Vice President, Secretary and Treasurer



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

     The Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the Form 10-Q) of the Pittsburgh & West Virginia Railroad fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly represents in all material respects, the financial condition and results of operations of the Pittsburgh & West Virginia Railroad.




Dated: November 10, 2004             /s/ Herbert E. Jones, Jr.
                                     Herbert E. Jones, Jr.
                                     Chairman of the Board



Dated: November 10, 2004             /s/ Charles T. Jones
                                     Charles T. Jones
                                     President


Dated: November 10, 2004             /s/ Robert A. Hamstead
                                     Robert A. Hamstead
                                     Vice President,Secretary and
                                     Treasurer