Form 10-K
period 2004-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2005-03-23
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                   FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004
                                               Commission File Number 1-5447

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 4, 2005 was $14,269,500.

At February 4, 2005, there were 1,510,000 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.


    The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.


                                      PART I


Item 1   BUSINESS

     Pittsburgh & West Virginia Railroad (the Registrant) was organized in Pennsylvania in 1967, as a business trust, for the purpose of acquiring the business and property of a small leased railroad. The railroad was leased in 1964 to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation ("NSC"), by Registrant's predecessor company for 99 years with the right of unlimited renewal.

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


                                      PART II


Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    Registrant's shares are listed for trading on the American Stock Exchange. At February 4, 2005, there were approximately 830 holders of record of registrant's shares of beneficial interest.

    Stock Market and Dividend information per share of beneficial interest.

                                               2004 Quarters Ended

                                 3/31         6/30          9/30         12/31
    Sales price of traded shares
         High                 $  9.90     $   9.60      $   9.95     $    9.45
         Low                     8.81         8.75          8.90          8.99
    Dividends paid                .13          .13           .12           .13

                                               2003 Quarters Ended

                                 3/31         6/30          9/30         12/31
    Sales price of traded shares
         High                 $  9.70     $   9.20      $    9.22    $    9.09
         Low                     8.80         7.25           8.60         8.67
    Dividends paid                .13          .14            .13          .13


Item 6   SELECTED FINANCIAL DATA

    ($Thousands, except per share amounts)

                                   2004     2003      2002      2001      2000

     Revenues                    $  915   $  915    $  915    $  915    $  915
     Income available for
         distribution               805      799       821       830       837
     Net income                     805      799       821       830       837
     Total assets                 9,209    9,190     9,190     9,200     9,200
     Per share amounts:
     Net income                     .53      .53       .54       .55       .55
     Income available for
         distribution               .53      .53       .54       .55       .55
     Cash dividends                 .51      .53       .55       .55       .55


Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

    All of the Registrant's railroad properties are leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (NSC), for 99 years, with unlimited renewals on the same terms. Cash rental is a fixed amount of $915,000 per year, with no provision for change. This cash rental, and small amounts of interest income, are the only source of funds. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow as they are charged to NSC's settlement account with no requirement for payment.

    Income available for distribution in 2004 and in 2003 was approximately $805,000 and $799,000, respectively.

    Registrant's only cash outlays, other than dividend payments, are for general and administrative expenses, which were slightly less in 2004 than in 2003. The leased properties are maintained entirely at NSC's expense.

    Since cash revenue is fixed in amount and outlays for expenses are relatively modest, inflation has had no material impact on Registrant's reported net income.


Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.


Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Quarterly financial data (in $thousands, except per share amounts)

      2004                     1st Qtr.    2nd Qtr.     3rd Qtr.    4th Qtr.

      Revenues                 $   229     $   229      $   229     $   228
      Net income                   194         187          214         211
      Per share                    .13         .12          .14         .13

      2003

      Revenues                 $   229     $   229      $   229     $   228
      Net income                   206         187          202         204
      Per share                    .14         .12          .13         .14

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

    This information is incorporated herein by reference to Registrant's 2005 Proxy Statement.


Item 11   EXECUTIVE COMPENSATION

    Not applicable.


Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    Management's ownership of Registrant's shares of beneficial interest as of February 4, 2005.


                                          Shares              Percent of
              Name of                  Beneficially           Outstanding
              Trustee                      Owned                 Shares

         Herbert E. Jones, Jr.             4,000                   .264
         Larry R. Parsons                 12,500                  0.828
         C. Howard Capito                  1,000                  0.066
            All trustees and officers
            as a group (4 persons)        17,700                  1.172

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is set forth in Registrant's 2005 Proxy Statement, which is incorporated herein by reference.


Item 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

    This information is set forth in Registrant's 2005 Proxy Statement, which is incorporated herein by reference.


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

    (b)  No report on Form 8-K was filed during the fourth quarter of 2004.



                                     SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PITTSBURGH & WEST VIRGINIA RAILROAD


By /s/ Robert A. Hamstead
    Robert A. Hamstead
    Vice President and Secretary-Treasurer

Date: MArch 23, 2005


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Herbert E. Jones, Jr.                      /s/ Charles T. Jones
Herbert E. Jones, Jr.                          Charles T. Jones
Chairman of the Board and Trustee              Alternate Chairman and President



Date: March 23, 2005


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

Date: March 23, 2005                            /s/ Herbert E. Jones, Jr.
                                                Herbert E. Jones, Jr.
						Chairman of the Board

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

Date: March 23, 2005                        /s/ Charles T. Jones
                                            Charles T. Jones
                                            President

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

Date: March 23, 2005                   /s/ Robert A. Hamstead
                                       Robert A. Hamstead
                                       Vice President, Secretary and Treasurer

SECTION 906 CERTIFICATION



    In connection with the annual report of the Pittsburgh & West Virginia Railroad (the Trust) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles T. Jones, President of the Trust, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


/s/ Charles T. Jones
Charles T. Jones
President

Date: March 23, 2005

SECTION 906 CERTIFICATION



    In connection with the annual report of the Pittsburgh & West Virginia Railroad (the Trust) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert A. Hamstead, Vice President, Secretary, and Treasurer of the Trust, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


/s/ Robert A. Hamstead
Robert A. Hamstead
Vice President, Secretary, and Treasurer

Date: March 23, 2005