Form 10-K/A
period 2004-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2005-04-13
CIK 78838

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


                                          Shares              Percent of
                                        Beneficially           Outstanding
              Name                         Owned                 Shares
     Virgil E. Wenger,Trustee                200                  0.001
     Herbert E. Jones, Jr.,Trustee         4,000                  0.264
     Larry R. Parsons,Trustee             12,500                  0.828
     C. Howard Capito,Trustee              1,000                  0.066
     Charles T. Jones,President              200                  0.001
            All trustees and officers
            as a group (7 persons)        17,900                  1.172

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


/s/ Robert A. Hamstead
Robert A. Hamstead
Vice President, Secretary, and Treasurer

Date: March 23, 2005

















                       Audited Financial Statements

                    Pittsburgh & West Virginia Railroad


                   Years Ended December 31, 2004 and 2003



                             TABLE OF CONTENTS

                                                                      Page

Report of Independent Registered Public Accounting Firm                F-2

Financial Statements:

    Balance Sheet                                                      F-3

    Statement of Operations                                            F-4

    Statement of Changes in Shareholders' Equity                       F-5

    Statement of Cash Flows                                            F-6

    Notes to Financial Statements                               F-7 - F-10










Gibbons
& Kawash
Certified Public Accountants                                 gandkcpas.com






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

    We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad, a Pennsylvania business trust (the Trust), as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Gibbons & Kawash

Charleston, West Virginia
January 21, 2005

300 BANK ONE CENTER, 707 VIRGINIA STREET, EAST, CHARLESTON, WV 25301
               PHONE:  304.345.8400   FAX:  304.345.8451


                      PITTSBURGH & WEST VIRGINIA RAILROAD

                                 BALANCE SHEET

                             December 31, 2004 and 3003



ASSETS                                        2004                   2003

Rentals receivable under capital lease      $  9,150,000          $  9,150,000
Cash                                              59,306                40,440

                                            $  9,209,306          $  9,190,440


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities  $      8,950          $     24,950

  Shareholders' equity:
    Shares of beneficial
    interest, without par value.
      Authorized number of shares - unlimited;
      issued and outstanding - 1,510,000 shares
      at December 31, 2004 and 2003            9,145,359             9,145,359
    Retained earnings                             54,997                20,131

                                               9,200,356             9,165,490

                                            $  9,209,306          $  9,190,440






The accompanying notes are an integral part of these financial statements.

                         PITTSBURGH & WEST VIRGINIA RAILROD

                               STATEMENT OF OPERATIONS

                    Years Ended December 31, 2004, 2003, and 2002


                                   2004             2003             2002

Lease revenues                  $   915,000      $   915,000      $   915,000
Less general and
  administrative expenses           110,034          116,404           94,117

Net income                      $   804,966      $   798,596      $   820,883

Per share:
   Net income                   $       .53      $       .53      $       .54












The accompanying notes are an integral part of these financial statements.

                          PITTSBURGH & WEST VIRGINIA RAILROAD

                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       Years Ended December 2004, 2003 and 2002


						  Shares of
                                                  Beneficial          Retained
                                                   Interest           Earnings

Balance at December 31, 2001                  $   9,145,359         $   31,452

   Net income                                           -              820,883
   Cash dividends paid ($.55 per share)                 -             (830,500)

Balance at December 31, 2002                      9,145,359             21,835

   Net income                                           -              798,596
   Cash dividends paid ($.53 per share)                 -             (800,300)

Balance at December 31, 2003                      9,145,359             20,131

   Net income                                           -              804,966
   Cash dividends paid ($.51 per share)                 -             (770,100)

Balance at December 31, 2004                  $   9,145,359         $   54,997








The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF CASH FLOWS

                    Years Ended December 31, 2004, 2003 and 2003


                                   2004             2003             2002

Cash flows from operating
 activities:
   Net income                  $   804,966     $    798,596     $    820,883
   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
       Increase (decrease)
       in accounts payable
       and accrued
       liabilities                 (16,000)           2,000             (336)

          Net cash provided
          by operating
          activities               788,966          800,596          820,883

Cash flows used in financing
 activities:
   Dividends paid                 (770,100)        (800,300)        (830,500)

      Net increase (decrease)
      in cash                       18,866              296           (9,617)

Cash, beginning of year             40,440           40,144           49,761

Cash, end of year              $    59,306     $     40,440     $     40,144




The accompanying notes are an integral part of these financial statements.

                    PITTSBURGH & WEST VIRGINIA RAILROAD

                       NOTES TO FINANCIAL STATEMENTS



1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations

         Pittsburgh & West Virginia Railroad (the Trust) is a business trust organized under the laws of Pennsylvania on February 18, 1967, for the purpose of leasing railroad properties to Norfolk Southern Corporation. The leased properties consist of a railroad line 112 miles in length, extending from Connellsville, Washington, and Allegheny Counties in the Commonwealth of Pennsylvania, Brooke County in the State of West Virginia, and Jefferson and Harrison Counties in the State of Ohio, to Pittsburgh Junction, Harrison County, State of Ohio. There are also branch lines that total 20 miles in length located in Washington County and Allegheny County in Pennsylvania and Brooke County, West Virginia.

    Revenue Recognition

         The lease provides the Trust's source of revenue, which is received in quarterly installments. The quarterly installments are recognized as revenue when earned.

    Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


2 - CAPITAL LEASE

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

                       PITTSBURGH & WEST VIRGINIA RAILROAD

                           NOTES TO FINANCIAL STATEMENT
                                     (Continued)




2 - CAPITAL LEASE (Continued)

         Prior to 1983, the lease was accounted for as an operating lease in accordance with the Statement of Financial Accounting Standards (SFAS)
    No. 13, "Accounting for Leases," because the railroad assets as accounted for under "betterment accounting" were considered similar to land. Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from "betterment accounting" (which was previously used by the Trust and most railroads) to "depreciation accounting." The leased assets, under "depreciation accounting," are no longer similar to land; and, effective January 1, 1983, under the provisions of Statement No. 13, the lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under the lease. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10%.


3 - NONCASH RENTAL SETTLEMENT

         Under the terms of the lease, a noncash settlement account is maintained to record amounts due to or due from Norfolk Southern upon termination of the lease. The amount is credited with noncash rent equivalent to: (a) the deductions allowable to the Trust, for tax purposes for depreciation, amortization or retirements of the leased properties and amortization of debt discount and expense; and (b) all other expenses of the Trust, except those incurred for the benefit of the shareholders. The settlement account is charged with the cost of capital asset acquisitions and expenses of the Trust paid for by Norfolk Southern on behalf of the Trust.

         At December 31, 2004 and 2003, the noncash settlement account had a balance of $13,498,805 and $13,164,667, respectively, receivable from Norfolk Southern. The account will not be settled until the expiration of the lease. Because of the indeterminate settlement date of the account, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.







                        PITTSBURGH & WEST VIRGINIA RAILROAD

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


4 - INCOME TAXES

         The Trust was organized as a Pennsylvania business trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust is exempt from Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 95% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income. Dividends distributed for the years ended December 31, 2004, 2003, and 2002, were comprised entirely of ordinary income.


5 - RELATED PARTY TRANSACTIONS

         A Trustee of the Trust serves as Chairman and CEO of Wheeling & Lake Erie Railway Company which subleases from Norfolk Southern Corporation the right of way and real estate owned by the Trust. The Sublease is substantially similar by virtue of assignment and assumption of rights and obligations as the Lease between the Trust and Norfolk Southern Corporation. As Chairman and CEO of Wheeling & Lake Erie Railway, the Trustee exercises the rights and obligations under the Sublease to maintain the property, to operate the property, and to sell or dispose of the property not needed for ongoing operations in accordance with the provisions of the Lease and Sublease.

         The Trust leases office space and equipment from a company related to its President and Chairman. Rent is paid on a month to month basis in the amount of $1,500 per month.


6 - CONTINGENCY

         Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At
    December 31, 2004, all net assets are covered by the lease.

         The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

                       PITTSBURGH & WEST VIRGINIA RAILROAD

                           NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


7 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

         The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003.

                            1st.          2nd.         3rd.         4th.
                            Quarter       Quarter      Quarter      Quarter

Year Ended
  December 31, 2004

    Revenue               $ 228,750     $ 228,750    $ 228,750    $ 228,750

    Net income            $ 193,632     $ 186,354    $ 214,192    $ 210,788

    Net income per share  $    0.13     $    0.12    $    0.14    $    0.13

Year Ended
  December 31, 2003

    Revenue               $ 228,750     $ 228,750    $  228,750   $ 228,750

    Net income            $ 206,128     $ 187,066    $  201,864   $ 203,537

    Net income per share  $    0.14     $    0.12    $     0.13   $    0.14













                                     F-10