Form 10-Q
period 2005-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2005-05-12
CIK 78838

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549

                         ___________________________

                                FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934

                       ________________________________

For the Quarter ended  March 31, 2005   Commission File Number  1-5447


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

                                   (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                       2005          2004

INCOME AVAILABLE FOR DISTRIBUTION:

     Lease Revenues                                    $229          $229
     Interest                                            -             -
                                                        229           229

     Less general and
          administrative expenses                        65            35

               NET INCOME                              $164          $194



Per Share:
(1,510,000 average shares outstanding)

     Net Income                                       $ .11         $ .13
     Cash Dividends                                   $ .14         $ .13









     The accompanying notes are an integral part of these financial statements.

                                       2

                      PITTSBURGH & WEST VIRGINIA RAILROAD
                                                            FORM 10-Q

                                 BALANCE SHEET

                            (Dollars in Thousands)
                                  (Unaudited)

                                                March 31        December 31
                                                  2005              2004

ASSETS

     Rentals receivable under capital lease        $9,150            $9,150
     Cash                                              11                59

                                                   $9,161            $9,209


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                    $    9            $    9

     Shareholder's equity:

          Shares of beneficial interest, at
            no par value, 1,510,000 shares
            issued and outstanding                  9,145             9,145
          Retained Earnings                             7                55

               Total Shareholders' Equity           9,152             9,200

               Total Liabilities and
                 Shareholders' Equity              $9,161            $9,209







     The accompanying notes are an integral part of these financial statements.



                                       3
                      PITTSBURGH & WEST VIRGINIA RAILROAD
                                                            FORM 10-Q

                           STATEMENT OF CASH FLOWS

                            (Dollars in Thousands)
                                 (Unaudited)

                                                  Three months ended
                                                        March 31

                                                  2005             2004

Cash flows from operating activities:
     Net income                                    $164            $194
     Changes in operating assets and liabilities:
       Increase (Decrease) in accounts payable       -              (16)

          Cash provided by operating activities    $164           $ 178


Cash flows from financing activities:

     Dividends paid                                 212             196

     Net increase (decrease) in cash                (48)            (18)

     Cash, beginning of period                       59              40

          Cash, end of period                      $ 11          $   22

     The accompanying notes are an integral part of these financial statements.

Notes to financial statements:

    (1) The foregoing interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. All adjustments are of a normal recurring nature.

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

    (4) Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $ 915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At March 31, 2005, all net assets are covered by the lease.

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

         With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2005 with the preceding fourth quarter of 2004 and the first quarter of 2004, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $164,000, $211,000 and $194,000, respectively.

Item 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the
                                       5
                      PITTSBURGH & WEST VIRGINIA RAILROAD

Item 4. CONTROLS AND PROCEDURES (Continued)

participation of the Registrant's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant's periodic filings with the SEC.

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

                              PITTSBURGH & WEST VIRGINIA RAILROAD

                              /s/ Herbert E. Jones, Jr.
                              Herbert E. Jones, Jr.
                              Chairman of the Board


                              /s/ Robert A. Hamstead
                              Robert A. Hamstead
                              Secretary and Treasurer
Date: May 12, 2005


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

Date: May 12, 2005


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

Date: May 12, 2005


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

Date: May 12, 2005



                              /s/ Robert A. Hamstead
                                      (Signature)
                              Vice President, Secretary and Treasurer


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

     The Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the Form 10-Q) of the Pittsburgh & West Virginia Railroad fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly represents in all material respects, the financial condition and results of operations of the Pittsburgh & West Virginia Railroad.




Dated: May 12, 2005                  /s/ Herbert E. Jones, Jr.
                                     Herbert E. Jones, Jr.
                                     Chairman of the Board



Dated: May 12, 2005                  /s Charles T. Jones
                                     Charles T. Jones
                                     President


Dated: May 12, 2005                  /s/ Robert A. Hamstead
                                     Robert A. Hamstead
                                     Vice President, Secretary and
                                     Treasurer