Form 10-Q
period 2005-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2005-08-11
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                         ___________________________

                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)

                 of the Securities Exchange Act of 1934

                     ________________________________

For the Quarterly Period ended  June 30, 2005   Commission File Number
1-5447


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

     Yes   X            No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes      No   X

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

                                   (Unaudited)
                                   Three Months Ended Six Months Ended
                                         June 30,         June 30
                                     2005        2004  2005       2004

INCOME AVAILABLE FOR DISTRIBUTION:

     Lease Revenues                  $229        $229   $458      $458
     Interest                          -           -      -         -
                                      229         229    458       458

     Less general and
          administrative expenses      27          42     92        78

               NET INCOME            $202        $187   $366      $380



Per Share:
(1,510,000 average shares outstanding)

     Net Income                      $.13        $.12   $.24      $.25
     Cash Dividends                  $.12        $.13   $.26      $.26








    The accompanying notes are an integral part of these financial statements.

                                        2

                       PITTSBURGH & WEST VIRGINIA RAILROAD
                                                           FORM 10-Q

                                  BALANCE SHEET

                             (Dollars in Thousands)
                                    (Unaudited)

                                               June 30       December 31
                                                 2005            2004

ASSETS

     Rentals receivable under capital lease      $9,150           $9,150
     Cash                                            32               59

                                                 $9,182           $9,209


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                  $    9          $    9

     Shareholder's equity:

          Shares of beneficial interest,
           without par value, 1,510,000 shares
           issued and outstanding                 9,145           9,145
          Retained Earnings                          28              55

               Total Shareholders' Equity         9,173           9,200

               Total Liabilities and
                 Shareholders' Equity            $9,182          $9,209







     The accompanying notes are an integral part of these financial statements.



                                        3
                          PITTSBURGH & WEST VIRGINIA RAILROAD
                                                               FORM 10-Q

                             STATEMENT OF CASH FLOWS

                              (Dollars in Thousands)
                                     (Unaudited)

                                                   Six months ended
                                                         June 30

                                                  2005             2004

Cash flows from operating activities:
     Net income                                   $366             $380
     Adjustment to reconcile net income to net
      cash provided by operating activities:
        Increase (decrease) in accounts payable
          And accrued liabilities                   -               (16)

     Net cash provided by operating activities     $366           $ 364

Cash flows used in financing activities:

     Dividends paid                                 393             392

     Net increase (decrease) in cash                (27)            (28)

     Cash, beginning of period                       59              40

          Cash, end of period                      $ 32           $  12

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

    (4) Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial
        interest in an amount exceeding the     value of the assets not covered
        by the lease plus the annual cash rent of $ 915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At June 30, 2005, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the second quarter of 2005 with the preceding first quarter of 2005 and the second quarter of 2004, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $202,000, $164,000 and $187,000, respectively.

Item 4. CONTROLS AND PROCEDURES

    Within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the
                                        5
Item 4. CONTROLS AND PROCEDURES (Continued)


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

                              PITTSBURGH & WEST VIRGINIA RAILROAD


                              /s/ Herbert E. Jones, Jr.
                              Herbert E. Jones, Jr.
                              Chairman of the Board


                              /s/ Robert A. Hamstead
                              Robert A. Hamstead
                              Secretary and Treasurer
Date: August 11, 2005


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and we have:

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

Date:August 11, 2005


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and we have:


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

Date:August 11, 2005



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and we have:


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

Date:August 11, 2005


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

     The Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the Form 10-Q) of the Pittsburgh & West Virginia Railroad fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly represents in all material respects, the financial condition and results of operations of the Pittsburgh & West Virginia Railroad.




Dated: August 11, 2005               /s/ Herbert E. Jones, Jr.
                                     Herbert E. Jones, Jr.
                                     Chairman of the Board



Dated: August 11, 2005               /s/ Charles T. Jones
                                     Charles T. Jones
                                     President


Dated: August 11, 2005               /s/ Robert A. Hamstead
                                     Robert A. Hamstead
                                     Vice President, Secretary and
                                     Treasurer