Form 10-Q
period 2005-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2005-11-14
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                       ___________________________

                               FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

                      ________________________________

For the Quarterly Period ended September 30, 2005   Commission File Number
1-5447


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

                                   (Unaudited)
                                         Three Months Ended Nine Months Ended
                                         September 30,      September 30
                                         2005         2004   2005      2004

INCOME AVAILABLE FOR DISTRIBUTION:

     Lease Revenues                      $229          $229   $686      $686
     Interest                              -             -      -         -
                                          229           229    686       686

     Less general and
          administrative expenses          23            15    114        92

               NET INCOME                $206          $214   $572      $594



Per Share:
(1,510,000 average shares outstanding)

     Net Income                          $.14          $.14   $.38      $.39
     Cash Dividends                      $.13          $.12   $.39      $.38








     The accompanying notes are an integral part of these financial statements.

                                       2

                       PITTSBURGH & WEST VIRGINIA RAILROAD
                                                            FORM 10-Q

                                 BALANCE SHEET

                            (Dollars in Thousands)
                                   (Unaudited)

                                               September 30     December 31
                                                   2005             2004

ASSETS

     Rentals receivable under capital lease          $9,150          $9,150
     Cash                                                42              59

                                                     $9,192          $9,209


LIABILITIES and SHAREHOLDERS' EQUITY

     Liabilities:
          Accounts payable and
            accrued liabilities                      $    9          $    9

     Shareholder's equity:

          Shares of beneficial interest,
           without par value, 1,510,000 shares
           issued and outstanding                     9,145           9,145
          Retained Earnings                              38              55

               Total Shareholders' Equity             9,183           9,200

               Total Liabilities and
                 Shareholders' Equity                $9,192          $9,209







     The accompanying notes are an integral part of these financial statements.

                                       3

                       PITTSBURGH & WEST VIRGINIA RAILROAD
                                                            FORM 10-Q

                           STATEMENT OF CASH FLOWS

                            (Dollars in Thousands)
                                  (Unaudited)

                                                     Nine months ended
                                                        September 30

                                                     2005             2004

Cash flows from operating activities:
     Net income                                       572             $594
     Adjustment to reconcile net income to net
      cash provided by operating activities:
        Increase (decrease) in accounts payable
          And accrued liabilities                      -               (16)

     Net cash provided by operating activities        $572           $ 578

Cash flows used in financing activities:

     Dividends paid                                    589             573

     Net increase (decrease) in cash                   (17)              5

     Cash, beginning of period                          59              40

          Cash, end of period                         $ 42          $   45

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

    (4) Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $ 915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At September 30, 2005, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

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

          With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the third quarter of 2005 with the preceding second quarter of 2005 and the third quarter of 2004, revenues totaled $229,000, $229,000 and $229,000, respectively. Net income and income available for distribution was $206,000, $202,000 and $214,000, respectively.

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

                              PITTSBURGH & WEST VIRGINIA RAILROAD


                              /s/ Herbert E. Jones, Jr.
                              Herbert E. Jones, Jr.
                              Chairman of the Board


                              /s/ Robert A. Hamstead
                              Robert A. Hamstead
                              Secretary and Treasurer
Date: November 14, 2005




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

Date: November 14, 2005



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

Date: November 14, 2005



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

Date: November 14, 2005



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

     The Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the Form 10-Q) of the Pittsburgh & West Virginia Railroad fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly represents in all material respects, the financial condition and results of operations of the Pittsburgh & West Virginia Railroad.




Dated: November 14, 2005             /s/ Herbert E. Jones, Jr.
                                     Herbert E. Jones, Jr.
                                     Chairman of the Board



Dated: November 14, 2005             /s/ Charles T. Jones
                                     Charles T. Jones
                                     President


Dated: November 14, 2005             /s/ Robert A. Hamstead
                                     Robert A. Hamstead
                                     Vice President, Secretary and
                                     Treasurer