Form 10-K/A
period 1997-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2006-02-27
CIK 78838

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



        This amendment is made because the following Financial Statements were omitted from the original filing.


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

Date: February 27, 2006



                       Audited Financial Statements


                    Pittsburgh & West Virginia Railroad


                  Years Ended December 31, 1997 and 1996


                             TABLE OF CONTENTS

                                                                       Page

Independent Accountants' Report                                        F-2

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

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

     We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ Gibbons & Kawash
January 22, 1998
Charleston, WV


                    PITTSBURGH & WEST VIRGINIA RAILROAD

                                BALANCE SHEET

                         December 31, 1997 and 1996



                                           1997                  1996

ASSETS

Rentals receivable under capital lease -
       implicit interest rate of 10%
       (Notes 1 and 2)                $   9,150,000        $   9,150,000
Cash                                         39,214               19,867

                                      $   9,189,214        $   9,169,867


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued
    liabilities                       $     21,950         $     21,950

     Contingency (Note 5)

     Shareholders' equity (Note 3):
      Shares of beneficial interest,
       without par value.  Authorized
       number of shares - unlimited;
       issued and outstanding -
       1,510,000 shares                  9,145,359            9,145,359
      Income retained in the business       21,905                2,558

                                         9,167,264            9,147,917

                                      $  9,189,214         $  9,169,867






The accompanying notes are an integral part
     of these financial statements.
                                     F-3


                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF OPERATIONS

                   Years Ended December 31, 1997, 1996 and 1995



                             1997                1996                1995

Income available for
  distribution:
     Cash rental        $   915,000         $   915,000         $   915,000
Interest on invested
  funds                         204                 233               3,122
                            915,204             915,233             918,122
Less general and
  administrative expenses    80,457              92,811              90,259

         Net income     $   834,747         $   822,422         $   827,863

Per share:
     Net income         $       .55         $       .54         $       .55

     Cash dividends
       paid             $       .54         $       .55         $       .55

The accompanying notes are an integral part of these financial statements.

                           PITTSBURGH & WEST VIRGINIA RAILROAD

                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                        Years Ended December 1997, 1996 and 1995



                                                              Income
                                       Shares of             retained
                                       beneficial             in the
                                         interest            business

Balance at December 31, 1994            9,145,359          $   13,273

     Net income                               -               827,863
     Cash dividends paid                      -              (830,500)

Balance at December 31, 1995            9,145,359               10,636

     Net income                               -                822,422
     Cash dividends paid                      -               (830,500)

Balance at December 31, 1996            9,145,359                2,558

     Net income                               -                834,747
     Cash dividends paid                      -               (815,400)

Balance at December 31, 1997            9,145,359          $    21,905







The accompanying notes are an integral part of these financial statements.

                         PITTSBURGH & WEST VIRGINIA RAILROAD

                               STATEMENT OF CASH FLOWS

                     Years Ended December 31, 1997, 1996 and 1995



                                  1997           1996           1995

Cash flows from operating
  activities:
    Net income               $  834,747      $  822,422      $  827,863
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Increase (decrease) in
      accounts payable and
      accrued liabilities            -            3,600          (7,600)

         Net cash provided
           by operating
           activities           834,747         826,022         820,263

Cash flows used in financing
  activities:
    Dividends paid             (815,400)       (830,500)       (830,500)

        Net increase
        (decrease) in cash       19,347          (4,478)        (10,237)

Cash, beginning of year          19,867          24,345          34,582

     Cash, end of year       $   39,214      $   19,867      $   24,345




The accompanying notes are an integral part
     of these financial statements.
                                     F-6

                      PITTSBURGH & WEST VIRGINIA RAILROAD

                          NOTES TO FINANCIAL STATEMENTS



1 - Under the terms of a lease which became effective October 16, 1964 (the
   "lease"), Norfolk and Western Railway Company ("Norfolk and Western") - (the "lessee") leased all of Pittsburgh & West Virginia Railroad's (the "Trust") real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity. The lease provides for a cash rental of $915,000 per annum.

    The lease may be terminated by the lessee either by expiration of the initial or any renewal term, or by default of Norfolk and Western. In the event of termination, Norfolk and Western is obligated to return to the Trust all properties covered by the lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year.

    Under the terms of the lease, a noncash settlement account is maintained to record amounts due to or due from Norfolk and Western upon termination of the lease. The amount is credited with noncash rent equivalent to:
    (a) the deductions allowable to the Trust, for tax purposes for depreciation, amortization or retirements of the leased properties and amortization of debt discount and expense; and (b) all other expenses of the Trust, except those incurred for the benefit of the shareholders. The settlement account is charged with the cost of capital asset acquisitions and expenses of the Trust paid for by Norfolk and Western on behalf of the Trust (see Note 2).

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

    SFAS 107 requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Management has determined it is not practicable to estimate the fair value of rentals receivable under capital lease due to the lack of comparable financial instruments.

    At December 31, 1997 and 1996, the noncash settlement account (see Note 1) had a balance of $10,740,209 and $10,246,193, respectively, receivable from Norfolk and Western; however, because the account will not be settled until the expiration of the lease, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.


                       PITTSBURGH & WEST VIRGINIA RAILROAD

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



3 - Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk and Western, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At December 31, 1997, all net assets are covered by the lease.

    The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk and Western.


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


5 - The Company is a defendant in a personal injury suit seeking unspecified damages. Although the eventual outcome of this matter cannot be determined, management is of the opinion the claim is without merit and intends to vigorously defend the Company.



