Form 10-K/A
period 1998-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2006-02-27
CIK 78838

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


                    Years Ended December 31, 1998 and 1997


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







                                     F-1




                           INDEPENDENT ACCOUNTANTS' REPORT



To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

     We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ Gibbons & Kawash
January 15, 1999
Charleston, WV


                                     F-2

                     PITTSBURGH & WEST VIRGINIA RAILROAD

                                BALANCE SHEET

                         December 31, 1998 and 1997



                                         1998                  1997

ASSETS

Rentals receivable under capital lease -
  implicit interest rate of 10%
  (Notes 1 and 2)                    $ 9,150,000           $  9,150,000
Cash                                      41,812                 39,214

                                     $ 9,191,812           $  9,189,214


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and
  accrued liabilities                $    22,950            $    21,950

Contingency (Note 5)

Shareholders' equity (Note 3):
  Shares of beneficial interest,
    without par value. Authorized
    number of shares - unlimited;
    issued and outstanding -
    1,510,000 shares                   9,145,359              9,145,359
  Income retained in the business         23,503                 21,905

                                       9,168,862              9,167,264

                                     $ 9,191,812            $ 9,189,214





The accompanying notes are an integral part
     of these financial statements.
                                     F-3


                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF OPERATIONS

                     Years Ended December 31, 1998, 1997 and 1996



                              1998               1997               1996

Income available for
   distribution:
     Cash rental          $  915,000         $  915,000         $  915,000
     Interest on
       invested funds            189                204                233
                             915,189            915,204            915,233
     Less general and
       administrative
       expenses               83,091             80,457             92,811

          Net income      $  832,098         $  834,747         $  822,422

Per share:
     Net income           $      .55         $      .55         $      .54

     Cash dividends paid  $      .55         $      .54         $      .55



The accompanying notes are an integral part
     of these financial statements.
                                     F-4


                       PITTSBURGH & WEST VIRGINIA RAILROAD

                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      Years Ended December 1998, 1997 and 1996



                                                                   Income
                                             Shares of            retained
                                             beneficial            in the
                                              interest            business

Balance at December 31, 1995                 9,145,359        $     10,636

     Net income                                     -              822,422
     Cash dividends paid                            -             (830,500)

Balance at December 31, 1996                  9,145,359              2,558

     Net income                                     -              834,747
     Cash dividends paid                            -             (815,400)

Balance at December 31, 1997                  9,145,359             21,905

     Net income                                     -              832,098
     Cash dividends paid                            -             (830,500)

Balance at December 31, 1998                  9,145,359       $     23,503




The accompanying notes are an integral part of these financial statements.

                                     F-5


                         PITTSBURGH & WEST VIRGINIA RAILROAD

                               STATEMENT OF CASH FLOWS

                     Years Ended December 31, 1998, 1997 and 1996



                                  1998           1997           1996

Cash flows from operating
  activities:
    Net income                 $  832,098     $  834,747     $  822,422
Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Increase (decrease) in
       accounts payable and
       accrued liabilities          1,000            -            3,600

         Net cash provided by
         operating activities     833,098        834,747        826,022

Cash flows used in financing
   activities:
     Dividends paid              (830,500)      (815,400)      (830,500)

         Net increase
           (decrease)
           in cash                  2,598         19,347         (4,478)

Cash, beginning of year            39,214         19,867          24,345

     Cash, end of year         $   41,812     $   39,214     $    19,867




The accompanying notes are an integral part
     of these financial statements.
                                     F-6


                         PITTSBURGH & WEST VIRGINIA RAILROAD

                             NOTES TO FINANCIAL STATEMENTS



1 - Under the terms of a lease which became effective October 16, 1964 (the
    "lease"), Norfolk and Western Railway Company ("Norfolk and Western")
    - (the "lessee") leased all of Pittsburgh & West Virginia Railroad's (the "Trust") real properties, including its railroad lines, for a term of 99 years,renewable by the lessee upon the same terms for additional 99-year terms in perpetuity. The lease provides for a cash rental of $915,000 per annum.

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

    At December 31, 1998 and 1997, the noncash settlement account (see
    Note 1) had a balance of $11,285,542 and $10,740,209 respectively, receivable from Norfolk and Western; however, because the account will not be settled until the expiration of the lease, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.

                                     F-7


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


                                     F-8