Form 10-K/A
period 1999-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2006-02-27
CIK 78838

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

Yes     X                                  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 2, 2000, was $12,036,800.

At March 2, 2000, there were 1,510,000 outstanding shares of beneficial interest.


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

PITTSBURGH & WEST VIRGINIA RAILROAD


By    /s/    Robert A. Hamstead
             Robert A. Hamstead
          Vice President and Secretary-Treasurer

Date: February 27, 2006




                         Audited Financial Statements

                    PITTSBURGH AND WEST VIRGINIA RAILROAD

                    Years Ended December 31, 1999 and 1998



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



                                     F-1






                        INDEPENDENT ACCOUNTANTS' REPORT



To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

     We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.







/s/ Gibbons & Kawash

February 22, 2000
Charleston, WV


                                     F-2


                       PITTSBURGH & WEST VIRGINIA RAILROAD

                                  BALANCE SHEET

                            December 31, 1999 and 1998



                                                 1999                1998

ASSETS

Rentals receivable under capital lease -
  implicit interest rate of 10%
  (Notes 1 and 2)                          $ 9,150,000        $ 9,150,000
Cash                                            43,840             41,812

                                           $ 9,193,840        $ 9,191,812


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued
    liabilities                            $    23,273        $    22,950

Shareholders' equity (Note 3):
  Shares of beneficial interest,
    without par value. Authorized
    number of shares - unlimited;
    issued and outstanding -
    1,510,000 shares                         9,145,359          9,145,359
  Income retained in the business               25,208             23,503

                                             9,170,567          9,168,862

                                           $ 9,193,840        $ 9,191,812








The accompanying notes are an integral part
     of these financial statements.
                                     F-3


                       PITTSBURGH & WEST VIRGINIA RAILROAD

                            STATEMENT OF OPERATIONS

                   Years Ended December 31, 1999, 1998 and 1997



                                     1999          1998          1997

Income available for distribution:
  Cash rental                     $ 915,000     $  915,000     $  915,000
  Interest on invested funds            189            189            204
                                    915,189        915,189        915,204
  Less general and administrative
    expenses                         82,984         83,091         80,457

       Net income                 $ 832,205     $  832,098     $  834,747

Per share:
  Net income                      $     .55     $      .55     $      .55

  Cash dividends paid             $     .55     $      .55     $      .54








The accompanying notes are an integral part
     of these financial statements.
                                     F-4


                        PITTSBURGH & WEST VIRGINIA RAILROAD

                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      Years Ended December 1999, 1998 and 1997



                                                                 Income
                                          Shares of             retained
                                          beneficial             in the
                                           interest             business

Balance at December 31, 1996               9,145,359         $     2,558

     Net income                                  -               834,747
     Cash dividends paid                         -              (815,400)

Balance at December 31, 1997               9,145,359              21,905

     Net income                                  -               832,098
     Cash dividends paid                         -              (830,500)

Balance at December 31, 1998               9,145,359              23,503

     Net income                                  -               832,205
     Cash dividends paid                         -              (830,500)

Balance at December 31, 1999               9,145,359         $    25,208






The accompanying notes are an integral part of these financial statements.

                                     F-5


                          PITTSBURGH & WEST VIRGINIA RAILROAD

                               STATEMENT OF CASH FLOWS

                     Years Ended December 31, 1999, 1998 and 1997



                                      1999           1998           1997

Cash flows from operating
  activities:
     Net income                   $  832,205     $  832,098     $  834,747
     Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
         Increase in accounts
           payable and accrued
           liabilities                   323          1,000            -

             Net cash provided
               by operating
               activities            832,528        833,098        834,747

Cash flows used in financing
  activities:
    Dividends paid                  (830,500)      (830,500)      (815,400)

       Net increase in cash            2,028          2,598         19,347

Cash, beginning of year               41,812         39,214         19,867

   Cash, end of year              $   43,840     $   41,812     $   39,214




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

    At December 31, 1999 and 1998, the noncash settlement account (see
    Note 1) had a balance of $11,689,384 and $11,285,542 respectively, receivable from Norfolk and Western; however, because the account will not be settled until the expiration of the lease, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.

                                     F-7


                        PITTSBURGH & WEST VIRGINIA RAILROAD

                           NOTES TO FINANCIAL STATEMENTS
                                    (Continued)



3 - Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk and Western, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At December 31, 1999, all net assets are covered by the lease.

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


..



                                     F-8