Form 10-K/A
period 2000-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2006-02-27
CIK 78838

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


        This ammendment is made because the following Financial Statements were omitted from the original filing.


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

                        Years Ended December 31, 2000 and 1999



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



                            INDEPENDENT AUDITORS' REPORT



To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

     We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.








/s/ Gibbons & Kawash
January 4, 2001
Charleston, WV

                      PITTSBURGH & WEST VIRGINIA RAILROAD

                                 BALANCE SHEET

                           December 31, 2000 and 1999



                                                 2000                1999

ASSETS

Rentals receivable under capital lease -
  implicit interest rate of 10%             $ 9,150,000         $  9,150,000
Cash                                             50,548               43,840

                                            $ 9,200,548         $  9,193,840


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued
  liabilities                               $    23,286         $     23,273

Contingency

Shareholders' equity:
  Shares of beneficial interest,
    without par value.
    Authorized number of shares -
    unlimited; issued and outstanding -
    1,510,000 shares                          9,145,359            9,145,359
  Income retained in the business                31,903               25,208

                                              9,177,262            9,170,567

                                            $ 9,200,548         $  9,193,840






The accompanying notes are an integral part of these financial statements.

                       PITTSBURGH & WEST VIRGINIA RAILROAD

                            STATEMENT OF OPERATIONS

                   Years Ended December 31, 2000, 1999 and 1998



                                       2000           1999          1998

Income available for distribution:
  Cash rental                      $ 915,000      $ 915,000     $ 915,000
  Interest on invested funds             301            189           189
                                     915,301        915,189       915,189
  Less general and administrative
    expenses                          78,106         82,984        83,091

      Net income                   $ 837,195      $ 832,205     $ 832,098

Per share:
  Net income                       $     .55      $     .55     $     .55

  Cash dividends paid              $     .55      $     .55     $     .55




The accompanying notes are an integral part
     of these financial statements.
                                     F-4


                        PITTSBURGH & WEST VIRGINIA RAILROAD

                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       Years Ended December 2000, 1999 and 1998



                                                                  Income
                                            Shares of             retained
                                            beneficial             in the
                                             interest             business

Balance at December 31, 1997                9,145,359          $    21,905

  Net income                                      -                832,098
  Cash dividends paid                             -               (830,500)

Balance at December 31, 1998                9,145,359               23,503

  Net income                                      -                832,205
  Cash dividends paid                             -               (830,500)

Balance at December 31, 1999                9,145,359               25,208

  Net income                                      -                837,195
  Cash dividends paid                             -               (830,500)

Balance at December 31, 2000                9,145,359          $     31,903





The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF CASH FLOWS

                   Years Ended December 31, 2000, 1999 and 1998



                                       2000          1999          1998

Cash flows from operating
  activities:
    Net income                      $ 837,195     $  832,205    $  832,098
    Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
          Increase in accounts
             payable and accrued
             liabilities                   13            323         1,000


               Net cash provided
               by operating
               activities             837,208        832,528       833,098

Cash flows used in financing
  activities:
    Dividends paid                   (830,500)      (830,500)     (830,500)

       Net increase in cash             6,708          2,028         2,598

Cash, beginning of year                43,840         41,812        39,214

       Cash, end of year            $  50,548     $   43,840    $   41,812





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

    At December 31, 2000 and 1999, the noncash settlement account (see Note 1) had a balance of $12,067,382 and $11,689,384 respectively, receivable from Norfolk and Western; however, because the account will not be settled until the expiration of the lease, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.


3 - Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk and Western, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At December 31, 2000, all net assets are covered by the lease.

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





