Form 10-K/A
period 2001-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2006-02-27
CIK 78838

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

                    Years Ended December 31, 2001 and 2000



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





                           INDEPENDENT AUDITORS' REPORT



To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

     We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.








/s/ Gibbons & KAwash
January 15, 2002
Charleston, WV

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                                 BALANCE SHEET

                            December 31, 2001 and 2000



                                                 2001                2000

ASSETS

Rentals receivable under capital lease -
   implicit interest rate of 10%           $  9,150,000        $  9,150,000
Cash                                             49,761              50,548

                                           $  9,199,761        $  9,200,548


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued
      liabilities                          $     22,950        $     23,286

Contingency

Shareholders' equity:
   Shares of beneficial interest,
     without par value.  Authorized
     number of shares - unlimited;
     issued and outstanding -
     1,510,000 shares                         9,145,359           9,145,359
   Income retained in the business               31,452              31,903

                                              9,176,811           9,177,262

                                           $  9,199,761        $  9,200,548








The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF OPERATIONS

                    Years Ended December 31, 2001, 2000 and 1999



                                              2001        2000        1999

Income available for distribution:
   Cash rental                            $ 915,000   $ 915,000   $  915,000
   Interest on invested funds                   -           301          189
                                            915,000     915,301      915,189

   Less general and administrative
      expenses                               84,951      78,106       82,984

      Net income                          $ 830,049   $ 837,195   $  832,205

Per share:
   Net income                             $     .55   $     .55   $      .55

   Cash dividends paid                    $     .55   $     .55   $      .55




The accompanying notes are an integral part
     of these financial statements.
                                     F-4

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      Years Ended December 2001, 2000 and 1999



                                                                Income
                                         Shares of             retained
                                         beneficial             in the
                                          interest             business

Balance at December 31, 1998          $  9,145,359         $     23,503

     Net income                                -                832,205
     Cash dividends paid                       -               (830,500)

Balance at December 31, 1999             9,145,359               25,208

     Net income                                -                837,195
     Cash dividends paid                       -               (830,500)

Balance at December 31, 2000             9,145,359               31,903

     Net income                                -                830,049
     Cash dividends paid                       -               (830,500)

Balance at December 31, 2001          $  9,145,359         $     31,452






The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                             STATEMENT OF CASH FLOWS

                   Years Ended December 31, 2001, 2000 and 1999



                                          2001         2000         1999

Cash flows from operating
  activities:
     Net income                       $  830,049   $  837,195   $  832,205
     Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
         Increase (decrease) in
           accounts payable and
           accrued liabilities              (336)          13          323

              Net cash provided by
                operating activities     829,713      837,208      832,528

Cash flows used in financing
  activities:
     Dividends paid                     (830,500)    (830,500)    (830,500)

        Net (decrease) increase
          in cash                           (787)       6,708        2,028

Cash, beginning of year                   50,548       43,840       41,812

      Cash, end of year               $   49,761   $   50,548   $   43,840







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

    At December 31, 2001 and 2000, the noncash settlement account (see
    Note 1) had a balance of $12,429,042 and $12,067,382, respectively, receivable from Norfolk and Western; however, because the account will not be settled until the expiration of the lease, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.


3 - Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk and Western, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At December 31, 2001, all net assets are covered by the lease.

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



