Form 10-K
period 2005-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2006-03-27
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2005                              Commission File Number 1-5447

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

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes __X       No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act     Yes        No __X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days:     Yes __X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___ Accelerated  filer ___ Non-accelerated filer __X

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act.     Yes ___  No __X

The aggregate market value of the voting stock held by nonaffiliates of the
registrant as of February 3, 2006 was $   13,654,545.

At February 3, 2006, there were 1,510,000 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.


The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.


                                    PART I


Item 1   BUSINESS

    Pittsburgh & West Virginia Railroad (the Registrant) was organized in Pennsylvania in 1967, as a business trust, for the purpose of acquiring the business and property of a small leased railroad. The railroad was leased in 1964 to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation ("NSC"), by Registrant's predecessor company for 99 years with the right of unlimited renewal for additional 99 year periods under the same terms and conditions, including annual rent payments.

    Registrant's business consists solely of the ownership of the properties subject to the lease, and of collection of rent thereon. The rent received is $915,000 per year, in cash, which amount is fixed and unvarying for the life of the lease, including any renewal periods. In addition, the lease provides that certain non-cash items be recorded as rent income each year. These entries are equal in amount to the sum of (1) Registrant's federal income tax deductions for depreciation, retirements, and amortization of debt discount expense, and (2) all other expenses of the Registrant, except those expenses incurred for the benefit of its shareholders. For financial reporting purposes, only the cash income is reported, as the non-cash items, although recorded under the terms of the lease, have no financial value because of the indeterminate settlement date.

    Registrant has elected to be treated for tax purposes as a real estate investment trust. As such, the trust itself is exempt from federal income tax, to the extent that its income is distributed to shareholders. However, dividends paid by Registrant are ordinary taxable income to its shareholders. In order to maintain qualified status, at least 90% of ordinary taxable income must be distributed. It is Registrant's policy to distribute annually approximately 100% of ordinary taxable income.

Item 1B Unresolved Staff Comments

	None


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

    The more significant provisions of the lease applicable to the properties are:

    NSC at its own expense and without deduction from the rent, will maintain, manage and operate the leased property and make such improvements thereto as it considers desirable. Such improvements made by NSC become the property of the Registrant, and the cost thereof constitutes a recorded indebtedness of Registrant to NSC. The indebtedness is offset when non-cash rental is recorded over the depreciable life of the improvements. Such part of the leased property as is, in the opinion of NSC, not necessary, may be disposed of. The proceeds of any disposition are retained by NSC and constitute an indebtedness of NSC to Registrant. These amounts are due and payable upon termination of the lease, whether by default or expiration. Because of the indeterminate settlement date for these items, such transactions and balances have not been reported in the financial statements since 1982.

    Upon termination of the lease, all properties covered by the lease would be returned to Registrant, together with sufficient cash and other assets to permit operation of the railroad for one year.

    Following is summary financial data for Norfolk Southern Corporation
(NSC), the lessee of the Registrant's properties, as reported in the NSC Form 10-K filed February 23, 2006:

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                ($ in millions, except per share amounts)
                             2005       2004       2003       2002       2001
RESULTS OF OPERATION
  Railway operating
    revenues            $   8,527   $  7,312   $  6,468   $  6,270   $  6,170
  Railway operating
    expenses                6,410      5,610      5,404      5,112      5,163
       Income from
         railway
         operations         2,117      1,702      1,064      1,158      1,007
  Other income-net             74         89         19         66         99
  Interest expense on debt    494        489        497        518        553
    Income from continuing
      operations before
      income tax and
      accounting changes    1,697      1,302        586        706        553

  Provision for income
    taxes                     416        379        175        246        191
       Income from
         continuing
         operations before
         accounting
         changes            1,281        923        411        460        362
  Discontinued operations      -          -          10         -          13
  Cumulative effect of
    changes in accounting
    principles, net of
    taxes                      -          -         114         -          -
       Net income       $   1,281   $    923   $    535   $    460   $    375

PER SHARE DATA
  Income from continuing
    operations before
    accounting changes
     - basic            $    3.17   $   2.34   $   1.05   $  1.18    $   0.94
     - diluted          $    3.11   $   2.31   $   1.05   $  1.18    $   0.94
  Net income - basic    $    3.17   $   2.34   $   1.37   $  1.18    $   0.97
             - diluted  $    3.11   $   2.31   $   1.37   $  1.18    $   0.97
  Dividends             $    0.48   $   0.36   $   0.30   $  0.26    $   0.24
  Stockholders' equity
    at Year end         $   22.66   $  19.95   $  17.83   $ 16.71    $  15.78

FINANCIAL POSITION
  Total assets          $  25,861   $ 24,750   $ 20,596   $ 19,956   $ 19,418
  Total long-term debt,
    including current
    maturities          $   6,930   $  7,525   $  7,160   $  7,364   $  7,632
  Stockholders' equity  $   9,289   $  7,990   $  6,976   $  6,500   $  6,090

Item 3   LEGAL PROCEEDINGS

    There were no legal proceedings.


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter to a vote of security holders.


                                      PART II


Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    Registrant's shares are listed for trading on the American Stock Exchange under the symbol of "PW". At February 3, 2006, there were approximately 784 holders of record of registrant's shares of beneficial interest


Stock Market and Dividend information per share of beneficial interest.

                                       2005 Quarters Ended

                                   3/31         6/30         9/30        12/31
    Sales price of traded shares
         High................... $ 9.80    $    9.49   $     9.44   $     9.75
         Low....................   9.10         9.02         8.95         9.03
    Dividends paid                  .14          .12          .13          .13

                                       2004 Quarters Ended

                                   3/31         6/30         9/30        12/31
    Sales price of traded shares
         High................... $ 9.70    $    9.60   $     9.95   $     9.45
         Low....................   8.81         8.75         8.90         8.99
    Dividends paid                  .13          .13          .12          .13

    It is the Registrant's intention to continue distributing quarterly dividends. A quarterly dividend of $.13 per share is payable March 31, 2006 to shareholders of record on March 10, 2006.

Item 6   SELECTED FINANCIAL DATA

    ($Thousands, except per share amounts)

                              2005       2004       2003       2002       2001

Revenues                  $    915  $     915  $     915   $    915   $    915
Income available for
  distribution                 780        805        799        821        830
Net income                     780        805        799        821        830
Total assets                 9,204      9,209      9,190      9,190      9,200
Per share amounts:
Net income                     .52        .53        .53        .54        .55
Income available for
  distribution                 .52        .53        .53        .54        .55
Cash dividends                 .52        .51        .53        .55        .55


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All of the Registrant's railroad properties are leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (NSC), for 99 years, with unlimited renewals on the same terms. Cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods. This cash rental is the only source of funds. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow or net income as they are charged to NSC's settlement account with no requirement for payment, except at termination or non renewal of the lease. Due to the indeterminate settlement date, these additional rental amounts are not recorded for financial reporting purposes. Income available for distribution in 2005 and in 2004 was approximately $780,000 and $805,000, respectively.

    Registrant's only cash outlays, other than dividend payments, are for general and administrative expenses, which include professional fees, office rental and director's fees. Professional fees have increased primarily due to the costs of complying with the requirements of the Sarbanes-Oxley Act of 2002. The leased properties are maintained entirely at NSC's expense.

    Since cash revenue is fixed in amount and outlays for general and administrative expenses are relatively modest, inflation has had no material impact on Registrant's reported net income for the past three years. Although recent inflationary trends have been relatively low, annual rental income is a fixed amount for the current lease term and any renewal periods, and inflation could affect the real dollar value of the rental income over time. Changes in inflationary trends could also affect the general and administration expenses.

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly financial data (in $thousands, except per share amounts)

2005                  1st Qtr.        2nd Qtr.        3rd Qtr.        4th Qtr.

Revenues           $      229      $      229      $      229      $      228
Net income                164             202             207             209
Per share                 .11             .13             .14             .14
2004

Revenues           $      229      $      229      $      229      $      228
Net income                194             187             214             211
Per share                 .13             .12             .14             .13

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

    This information is incorporated herein by reference to Registrant's 2006 Proxy Statement.

Item 11   EXECUTIVE COMPENSATION

    Not applicable.


Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    Management's ownership of Registrant's shares of beneficial interest as of February 3, 2006.


                                                Shares         Percent of
                                             Beneficially      Outstanding
        Name                                     Owned            Shares

    Virgil E. Wenger, Trustee                      200             0.001
    Herbert E. Jones, Jr.,Trustee                4,000             0.264
    Larry R. Parsons, Trustee                   12,500             0.828
    C. Howard Capito, Trustee                    1,000             0.066
    Herbert E. Jones, III, Trustee
       and President                                 0             0.000
    All trustees and officers
       as a group (6 persons)                   17,700             1.172


Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is set forth in Registrant's 2006 Proxy Statement, which is incorporated herein by reference.


Item 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

    This information is set forth in Registrant's 2006 Proxy Statement, which is incorporated herein by reference.


                                     PART IV


Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K

    (a) 1-2. A list of all financial statements and financial statement schedules filed as part of this report is set forth on page F-1 herein.


        3. Exhibits - all the exhibits listed below are incorporated herewith by reference to Form 8 Amendment to Annual Report on Form 10-K for the year ended December 31, 1988:

                 3.1  Pittsburgh & West Virginia Railroad Declaration of
                      Trust dated February 18, 1967.
                 3.2  Pittsburgh & West Virginia Railroad Regulations.
                 3.3 Plan and Agreement of Reorganization, dated February 18, 1967, between Pittsburgh & West Virginia Railroad and The Pittsburgh and West Virginia Railway Company
                 3.4 Amendment No. 1 to Plan and Agreement of Reorganization dated February 18, 1967, between The Pittsburgh and West Virginia Railway Company and Pittsburgh & West Virginia Railroad.
                 10.1 Lease of railroad properties, dated July 12, 1962,
                      between the Pittsburgh and West Virginia Railway Company and Norfolk and Western Railway Company.
                 10.2 Assignment of lease by The Pittsburgh and West Virginia
                      Railway Company to Pittsburgh & West Virginia Railroad.


        31.  Section 302 Certifications

               31.1 Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
               31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        32.  Section 906 Certifications

               32.1   Certification of Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
               32.2   Certification of Chief Financial Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 907 of the Sarbanes-Oxley Act of 2002 (filed herewith).


    (b) An 8-K was filed on December 9, 2005 regarding the resignation of Charles T. Jones as President and the election of Herbert E. Jones, III to serve as President until the next annual meeting, May 18, 2006.

                                 SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PITTSBURGH & WEST VIRGINIA RAILROAD


By  /s/ Robert A. Hamstead
    Robert A. Hamstead
    Vice President and Secretary-Treasurer

Date: March 27, 2006


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ Herbert E. Jones, Jr.                  /s/ Herbert E. Jones, III
         Herbert E. Jones, Jr.                      Herbert E. Jones, III
         Chairman of the Board and Trustee          President and Trustee



Date:March 27,2006



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

Date: March 27, 2006                 /s/ Herbert E. Jones, Jr.
                                         Herbert E. Jones, Jr.
                                         Chairman of the Board

CERTIFICATION:

I, Herbert E. Jones, III, President, certify that;

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

Date: March 27, 2006                      /s/ Herbert E. Jones, III
                                              Herbert E. Jones, III
                                              President

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

Date: March 27, 2006                     /s/ Robert A. Hamstead
                                             Robert A. Hamstead
                                             Vice President, Secretary
                                             and Treasurer

                           SECTION 906 CERTIFICATION



    In connection with the annual report of the Pittsburgh & West Virginia Railroad (the Trust) on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert E. Jones, III, President of the Trust, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


/s/ Herbert E. Jones, III
    Herbert E. Jones, III
    President

Date: March 27, 2006

                           SECTION 906 CERTIFICATION



    In connection with the annual report of the Pittsburgh & West Virginia Railroad (the Trust) on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert A. Hamstead, Vice President, Secretary, and Treasurer of the Trust, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


/s Robert A. Hamstead
   Robert A. Hamstead
   Vice President, Secretary, and Treasurer

Date: March 27, 2006

                           Audited Financial Statements
                       Pittsburgh & West Virginia Railroad
                      Years Ended December 31, 2005 and 2004

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

    Statement of Cash Flows                                            F-6

    Notes to Financial Statements                               F-7 - F-10





            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

    We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad, a Pennsylvania business trust (the Trust), as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West
Virginia Railroad as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.




/s/ Gibbons & Kawash
Charleston, West Virginia
January 27, 2006


                        PITTSBURGH & WEST VIRGINIA RAILROAD

                                  BALANCE SHEET

                             December 31, 2005 and 2004


ASSETS                                           2005                    2004

Net investment in capital lease           $   9,150,000       $      9,150,000
Cash                                             54,343                 59,306

                                          $   9,204,343       $       9,209,306


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued
      liabilities                         $       8,950       $          8,950

Shareholders' equity:
    Shares of beneficial interest,
       without par value.
         Authorized number of
         shares - unlimited;
         issued and
         outstanding - 1,510,000 shares
         at December 31, 2005 and 2004        9,145,359              9,145,359
    Retained earnings                            50,034                 54,997

                                              9,195,393              9,200,356

                                          $   9,204,343       $      9,209,306







The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF OPERATIONS

                     Years Ended December 31,2005,2004 and 2003


                                           2005          2004          2003

Interest income from capital lease     $  915,000   $   915,000   $   915,000
Less general and administrative
   expenses                               134,763       110,034       116,404

   Net income                          $  780,237   $   804,966   $   798,596

Per share:
   Net income                          $      .52   $       .53   $       .53









The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       Years Ended December 2005,2004 and 2003



                                                 Shares of
                                                Beneficial            Retained
                                                 Interest             Earnings

Balance at December 31, 2002               $     9,145,359        $     21,835

   Net income                                          -               798,596
   Cash dividends paid ($.53 per share)                -              (800,300)

Balance at December 31, 2003                     9,145,359              20,131

   Net income                                          -               804,966
   Cash dividends paid ($.51 per share)                -              (770,100)

Balance at December 31, 2004                     9,145,359              54,997

   Net income                                          -               780,237
   Cash dividends paid ($.52 per share)                -              (785,200)

Balance at December 31, 2005               $     9,145,359        $     50,034











The accompanying notes are an integral part of these financial statements.

                      PITTSBURGH & WEST VIRGINIA RAILROAD

                           STATEMENT OF CASH FLOWS

                   Years Ended December 31,2005,2004 and 2003




                                       2005          2004           2003

Cash flows from operating
  activities:
     Net income                   $   780,237    $  804,966    $   798,596
     Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
          Increase (decrease)
            in accounts payable
            and accrued
            liabilities                   -           6,000)         2,000

               Net cash
                provided by
                operating
                activities            780,237       788,966        800,596

Cash flows used in financing
  activities:
     Dividends paid                  (785,200)     (770,100)      (800,300)

        Net increase
          (decrease) in cash           (4,963)       18,866            296

Cash, beginning of year                59,306        40,440         40,144

Cash, end of year                 $    54,343    $   59,306    $    40,440











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

    Revenue Recognition

         Interest on the capital lease is recognized as earned based on an implicit rate of 10% over the life of the lease which is assumed to be perpetual.

    Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


2 - CAPITAL LEASE

         Under the terms of a lease which became effective October 16, 1964 (the "lease"), Norfolk Southern Corporation (formerly Norfolk and Western Railway Company) (Norfolk Southern) - (the "lessee") leased all of Pittsburgh & West Virginia Railroad's (the "Trust") real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity.
    The lease provides for a cash rental of $915,000 per annum for the current 99 year lease period and all renewal periods. The leased properties are maintained entirely at Norfolk Southern's expense.

         The lease may be terminated by the lessee either by expiration of the initial or any renewal term, or by default of Norfolk Southern. In the event of termination, Norfolk Southern is obligated to return to the Trust all properties covered by the lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year.

                         PITTSBURGH & WEST VIRGINIA RAILROAD

                             NOTES TO FINANCIAL STATEMENTS

                                     (Continued)


2 - CAPITAL LEASE (Continued)

         Prior to 1983, the lease was accounted for as an operating lease in accordance with the Statement of Financial Accounting Standards (SFAS)
    No. 13, "Accounting for Leases," because the railroad assets as accounted for under "betterment accounting" were considered similar to land. Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from "betterment accounting" (which was previously used by the Trust and most railroads) to "depreciation accounting." The leased assets, under "depreciation accounting," are no longer similar to land; and, effective January 1, 1983, under the provisions of Statement No. 13, the lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under the lease. The Trust has determined that the lease term is perpetual based on substantial penalties to the lessee upon nonrenewal. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10%.


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

         At December 31, 2005 and 2004, the noncash settlement account had a balance of $13,885,185 and $13,498,805, respectively, receivable from Norfolk Southern. The account will not be settled until the expiration of the lease, whether by default or nonrenewal. Because of the indeterminate settlement date of the account, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.







                         PITTSBURGH & WEST VIRGINIA RAILROAD

                            NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


4 - INCOME TAXES

         The Trust was organized as a Pennsylvania business trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust is exempt from Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income. Dividends distributed for the years ended December 31, 2005, 2004, and 2003, were comprised entirely of ordinary income.


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

         The Trust leases office space and equipment from a company related to its Chairman. Rent is paid on a month to month basis in the amount of $1,500 per month.


6 - CONTINGENCY

         Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At December 31, 2005, all net assets are covered by the lease.

         The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

                         PITTSBURGH & WEST VIRGINIA RAILROAD

                            NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


7 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

         The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004.


                          1st Quarter  2nd Quarter  3rd Quarter  4th Quarter

Year Ended December 31, 2005

    Revenue               $   228,750  $   228,750  $   228,750  $   228,750

    Net income            $   163,470  $   202,046  $   206,323  $   208,398

    Net income per share  $      0.11  $      0.13  $      0.14  $      0.14

Year Ended December 31, 2004

    Revenue               $   228,750  $   228,750  $   228,750  $   228,750

    Net income            $   193,632  $   186,354  $   214,192  $   210,788

    Net income per share  $      0.13  $      0.12  $      0.14  $      0.13











