Form 10-Q
period 2006-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2006-05-10
CIK 78838

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                        _____________________________

                                  FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the Quarter ended      March 31, 2006

Commission File Number    1-5447

                      PITTSBURGH & WEST VIRGINIA RAILROAD

             Pennsylvania		                        25-6002536

      (State of Organization)              (I.R.S. Employer Identification No.)


                 (Address of principal executive offices)

                        Telephone - (304)926-1124*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes __X__	No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

 Large accelerated filer _____ Accelerated filer _____ Non-accelerated filer_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

	Yes _____	No __X__


                      PITTSBURGH & WEST VIRGINIA RAILROAD
                                                          FORM 10-Q

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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               STATEMENT OF INCOME
                  (Dollars in Thousands except Per Share Amounts)
                                   (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                          2006           2005
INCOME AVAILABLE FOR DISTRIBUTION:

    Interest income from capital lease                 $   229        $   229
    Less: general and administrative expenses               56             65

         NET INCOME                                    $   173        $   164

Per Share:
(1,510,000 average shares outstanding)

    Net Income                                         $   .11        $   .11
    Cash Dividends                                     $   .13        $   .14






The accompanying notes are an integral part of these financial statements.



                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                                             FORM 10-Q

                                   BALANCE SHEET
                               (Dollars in Thousands)
                                    (Unaudited)

                                                   March 31       December 31
                                                     2006             2005
ASSETS

    Net investment in capital lease              $    9,150      $      9,150
    Cash                                                 47                54
                                                 $    9,197      $      9,204

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities     $       25      $          9

Shareholders' equity:
    Shares of beneficial interest, at no par
      value , 1,510,000 shares issued
      outstanding                                     9,145             9,145
    Retained earnings                                    27                50
         Total shareholders' equity                   9,172             9,195

         Total liabilities and shareholders'
           equity                                $    9,197      $      9,204






The accompanying notes are an integral part of these financial statements.



                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                                              FORM 10-Q

                               STATEMENT OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           2006           2005
Cash flows from operating activities:
    Net income                                          $   173        $   164
    Changes in operating assets and liabilities:
         Increase (decrease) in accounts payable             16              -

              Cash provided by operating activities     $   189        $   164

Cash flows from financing activities:
    Dividends paid                                          196            212
         Net increase (decrease) in cash                     (7)           (48)

         Cash, beginning of period                           54             59

              Cash, end of period                       $    47        $    11









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

    (3) Under the terms of the lease, Norfolk Southern Corporation has leased all of Pittsburgh & West Virginia Railroad's real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity. The lease provides for a cash rental of $915,000 per year for the current lease period and all renewal periods. The net investment in capital lease, recognizing renewal options in perpetuity, was estimated to have a current value of $9,150,000 assuming an implicit interest rate of 10%.

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

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS

         All of Registrant's railroad properties are on long-term lease to Norfolk and Western Railway Company for the fixed, unvarying amount of $915,000 cash rental per year. The lease also requires that additional amounts be accounted for as noncash rent income to be settled or paid at lease termination. Because this noncash income will not be settled until the expiration of the lease, no values have been reported in the accompanying interim financial statements for the balance of the account or the transactions affecting the balance.

         With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2006 with the preceding fourth quarter of 2005 and the first quarter of 2005, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $173,000, $209,000, and $164,000, respectively.


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

         There have been no significant changes in the Registrant's internal controls or in other factors that that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 1A. Risk Factors

         None

Item 6.  Exhibits and Reports on Form 8-K

         None



                                       SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PITTSBURGH & WV RAILROAD



                                                 /s/ Herbert E. Jones, Jr.
                                                 Herbert E. Jones, Jr.
                                                 Chairman of the Board



                                                 /s/ Robert A. Hamstead
                                                 Robert A. Hamstead
                                                 Secretary and Treasurer
Date:  May 10, 2006

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 10, 2006

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 10, 2006


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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 10, 2006


                                               /s/ Robert A. HAmstead
                                               Robert A. Hamstead
                                               VP, Secretary and Treasurer

                                   CERTIFICATION

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


    The Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the Form 10-Q) of the Pittsburgh & West Virginia Railroad fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly represents in all material respects, the financial condition and results of operations of the Pittsburg & West Virginia Railroad.


Dated: May 10, 2006                         /s/ Herbert E. Jones, Jr.
                                            Herbert E. Jones, Jr.
                                            Chairman of the Board



Dated: May 10, 2006                         /s/ Herbert E. Jones, III
                                            Herbert E. Jones, III
                                            President



Dated: May 10, 2006                         /s/ Robert A. Hamstead
                                            Robert A. Hamstead
                                            Vice President, Secretary
                                            and Treasurer