Form 10-Q
period 2006-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2006-08-11
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended      June 30, 2006

Commission File Number    1-5447

                      PITTSBURGH & WEST VIRGINIA RAILROAD

       Pennsylvania                                      25-6002536
  (State of Organization)                 (I.R.S. Employer Identification No.)


(Address of principal executive offices)

Telephone ? (304)926-1124*

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

Large accelerated filer _____Accelerated filer _____Non-accelerated filer __X_

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STATEMENT OF INCOME
                (Dollars in Thousands except Per Share Amounts)
                                (Unaudited)
                           Three Months Ended               Six Months Ended
                                 June 30,                       June 30
                           2006          2005               2006        2005
INCOME AVAILABLE FOR
  DISTRIBUTION:

   Interest income from
     capital lease      $   229       $   229            $   458     $   458

   Interest                  -             -                  -           -

   Less general and
     administrative
     expense                 34            27                 89          92

       NET INCOME       $   195       $   202            $   369     $   366

Per Share:
(1,510,000 average shares outstanding)

    Net Income          $   .13       $   .13            $   .24     $   .24
    Cash Dividends      $   .13       $   .12            $   .26     $   .26







The accompanying notes are an integral part of these financial statements.


                      PITTSBURGH & WEST VIRGINIA RAILROAD
                                    FORM 10-Q

                                  BALANCE SHEET
                             (Dollars in Thousands)

                                          (Unaudited)              (Audited)
                                            June 30               December 31
                                              2006                    2005
ASSETS

   Net investment in capital lease      $    9,150               $   9,150
   Cash                                         25                      54
                                        $    9,175               $   9,204

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued
   liabilities                          $        4               $       9

Shareholders' equity:
   Shares of beneficial interest,
     at no par value , 1,510,000
     shares issued & outstanding             9,145                   9,145
   Retained earnings                            26                      50

      Total shareholders' equity             9,171                   9,195

      Total liabilities and
         shareholders' equity           $    9,175               $   9,204






The accompanying notes are an integral part of these financial statements.


                      PITTSBURGH & WEST VIRGINIA RAILROAD
                                    FORM 10-Q

                            STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          2006          2005
Cash flows from operating activities:
   Net income                                          $   369       $   366
   Adjustment to reconcile net income to net
     cash provided by operating activities:
       Increase ( decrease) in accounts payable
         And accrued liabilities                           ( 5)           -

   Net cash provided by operating activities           $   364       $   366

Cash flows used in financing activities:

   Dividends paid                                          393           393

   Net increase ( decrease) in cash                        (29)          (27)

   Cash, beginning of period                                54            59

   Cash, end of period                                 $    25       $    32



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

(4) Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At June 30, 2006, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

Item 2.  MANAGEMENTS? DISCUSSION AND ANALYSIS

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

         With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the second quarter of 2006 with the preceding first quarter of 2006 and the second quarter of 2005, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $195,000, $173,000, and $202,000, respectively.


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

Item 4.  CONTROLS AND PROCEDURES

         Management is responsible for establishing and maintaining effective internal controls over financial reporting. Within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant's periodic filings with the SEC.

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

Date: August 11, 2006

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: 08/11/06

/s/ Herbert E. Jones, Jr.
Chairman of the Board

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 08/11/06


/s/ Herbert E. Jones, III
President



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


Date: 08/11/06


/s/ Robert A. Hamstead
VP, Secretary and Treasurer

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


         The Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the Form 10-Q) of the Pittsburgh & West Virginia Railroad fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly represents in all material respects, the financial condition and results of operations of the Pittsburg & West Virginia Railroad.


Dated: 08/11/06

/s/ Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board



Dated: 08/11/06

/s/ Herbert E. Jones, III
Herbert E. Jones, III
President



Dated: 08/11/06

/s/ Robert A. Hamstead
Robert A. Hamstead
Vice President, Secretary and Treasurer