Form 10-Q
period 2006-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2006-11-14
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the Quarter ended  September 30, 2006

Commission File Number    1-5447

                      PITTSBURGH & WEST VIRGINIA RAILROAD

      Pennsylvania                                      25-6002536
  (State of Organization)                 (I.R.S. Employer Identification No.)

2 Port Amherst Drive, Charleston, WV  25306
  (Address of principal executive offices)

Telephone (304) 926-1124*

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

Large accelerated filer ___Accelerated filer ___ Non-accelerated filer _X_

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STATEMENT OF INCOME
               (Dollars in Thousands except Per Share Amounts)
                                (Unaudited)
                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                              2006          2005        2006         2005
INCOME AVAILABLE FOR
  DISTRIBUTION:

    Interest income from
      capital lease         $  229       $   229     $   686     $    686

    Less general and
      administrative
      expense                   19            23         108          114

         NET INCOME         $  210       $   206     $   578     $    572

Per Share:
(1,510,000 average shares outstanding)

    Net Income              $  .14       $   .14     $   .38     $    .38
    Cash Dividends          $  .13       $   .13     $   .39     $    .39







The accompanying notes are an integral part of these financial statements.


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                  FORM 10-Q

                                BALANCE SHEET
                            (Dollars in Thousands)

                                    (Unaudited)                 (Audited)
                                    September 30               December 31
                                        2006                       2005
ASSETS

    Net investment in
      capital lease                 $      9,150               $     9,150
    Cash                                      35                        54
                                    $      9,185               $     9,204

LIABILITIES AND SHAREHOLDERS? EQUITY

Liabilities:
     Accounts payable and
       accrued liabilities          $          0               $         9

Shareholders' equity:
    Shares of beneficial
       interest, at no par
       value, 1,510,000 shares
       issued and outstanding              9,145                     9,145
    Retained earnings                         40                        50

       Total shareholders' equity          9,185                     9,195

    Total liabilities and
       shareholders' equity         $      9,185               $     9,204















The accompanying notes are an integral part of these financial statements.


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                  FORM 10-Q

                           STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                        2006         2005
Cash flows from operating activities:
    Net income                                        $  579       $  572
    Adjustment to reconcile net income to net
      cash provided by operating activities:
         Increase (decrease) in accounts payable
            And accrued liabilities                      ( 9)          -

    Net cash provided by operating activities         $  570       $  572

Cash flows used in financing activities:

    Dividends paid                                       589          589

    Net increase (decrease) in cash                      (19)         (17)

    Cash, beginning of period                             54           59

    Cash, end of period                               $   35      $    42
















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

(4) Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At September 30, 2006, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

Item 2.  MANAGEMENTS? DISCUSSION AND ANALYSIS

         All of Registrant's railroad properties are on long-term lease to Norfolk Southern Corporation for the fixed, unvarying amount of $915,000 cash rental per year. The lease also requires that additional amounts be accounted for as noncash rent income to be settled or paid at lease termination. Because this noncash income will not be settled until the expiration of the lease, no values have been reported in the accompanying interim financial statements for the balance of the account or the transactions affecting the balance.

         With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the third quarter of 2006 with the preceding second quarter of 2006 and the third quarter of 2005, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $210,000, $195,000, and $206,000, respectively.


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

              None

Item 1A. Risk Factors

              None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
        Exhibit 31.1    Section 302 Certification for Herbert E. Jones, Jr.
        Exhibit 31.2    Section 302 Certification for Herbert E. Jones, III
        Exhibit 31.3    Section 302 Certification for Robert A. Hamstead
        Exhibit 32.1 Section 906 Certification for Herbert E. Jones, Jr., Herbert E. Jones, III and Robert A. Hamstead



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITTSBURGH & WEST VIRGINIA  RAILROAD



/s/ Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board



/s/ Robert A. Hamstead
Robert A. Hamstead
Secretary and Treasurer

Date: November 13, 2006




Exhibit 31.1

SECTION 302 CERTIFICATION

CERTIFICATIONS

I, Herbert E. Jones, Jr., certify that:

1. I have reviewed this report on Form 10-Q of Pittsburgh & West Virginia Railroad.

2. Based on my knowledge, this report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


November 13, 2006

/s/ Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board



Exhibit No. 31.2

SECTION 302 CERTIFICATION

CERTIFICATIONS

I, Herbert E. Jones, III certify that:

1. I have reviewed this report on Form 10-Q of Pittsburgh & West Virginia Railroad.

2. Based on my knowledge, this report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and





b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

November 13, 2006

 /s/ Herbert E. Jones, III
Herbert E. Jones, III
President
Exhibit 31.3





SECTION 302 CERTIFICATION

CERTIFICATIONS

I, Robert A. Hamstead, certify that:

1. I have reviewed this report on Form 10-Q of Pittsburgh & West Virginia Railroad.

2. Based on my knowledge, this report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


November 13, 2006

/s/ Robert A. Hamstead
Robert A. Hamstead
Vice President, Secretary and Treasurer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pittsburgh & West Virginia Railroad (the "Company") on Form 10-Q for the fiscal quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


November 13, 2006

/s/ Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board


/s/ Herbert E. Jones, III
Herbert E. Jones, III
President


/s/ Robert A. Hamstead
Robert A. Hamstead
Vice President, Secretary and Treasurer