Form 10-K
period 2006-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2007-03-29
CIK 78838

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2006                              Commission File Number 1-5447

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes      X       No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act  Yes       No      X

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

Large accelerated filer     Accelerated  filer      Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act.     Yes                   No       X

The aggregate market value of the voting stock held by nonaffiliates of the
registrant as of February 2, 2007 was $   13,816,500.

At February 2, 2007, there were 1,510,000 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert A. Hamstead, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.


The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.


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

    Following is summary financial data for Norfolk Southern Corporation
(NSC), the lessee of the Registrant's properties, as reported in the NSC Form 10-K filed February 23, 2006:

                  NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                    ($ in millions, except per share amounts)
                                     2006      2005     2004     2003     2002
RESULTS OF OPERATIONS
  Railway operating revenues      $ 9,407   $ 8,527  $ 7,312  $ 6,468  $ 6,270
  Railway operating expenses        6,850     6,410    5,610    5,402    5,112
    Income from railway operations  2,557     2,117    1,702    1,064    1,158
  Other income-net                    149        74       76       19       66
  Interest expense on debt            476       494      489      497      518
    Income from continuing
     operations before income tax
     and accounting changes         2,230     1,697    1,289      586      706

  Provision for income taxes          749       416      379      175      246
    Income from continuing
     operations before accounting
     changes                        1,481     1,281      910      411      460
  Discontinued operations              -         -        -        10       -
  Cumulative effect of changes in
    accounting  principles,
    net of taxes                       -         -        -       114       -
        Net income                $ 1,481   $ 1,281  $   910  $   535  $   460

PER SHARE DATA
   Income from continuing
     operations before accounting
     changes - basic              $  3.63   $  3.17  $  2.31  $  1.05  $  1.18
             - diluted            $  3.57   $  3.11  $  2.28  $  1.05  $  1.18
   Net income - basic             $  3.63   $  3.17  $  2.31  $  1.37  $  1.18
              - diluted           $  3.57   $  3.11  $  2.28  $  1.37  $  1.18
   Dividends                      $  0.68   $  0.48  $  0.36  $  0.30  $  0.26
   Stockholders' equity at
     Year end                     $ 24.19   $ 22.63  $ 19.92  $ 17.83  $ 16.71

FINANCIAL POSITION
   Total assets                 $  26,028 $  25,859 $ 24,748 $ 20,596 $ 19,956
   Total long-term debt,
    including current
    maturities                  $   6,600 $   6,930 $ 7,525  $  7,160 $  7,364
   Stockholders' equity         $   9,615 $   9,276 $ 7,977  $  6,976 $  6,500

Item 3   LEGAL PROCEEDINGS

    There were no legal proceedings.


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter to a vote of security holders.


                                     PART II


Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    Registrant's shares are listed for trading on the American Stock Exchange under the symbol of "PW". At February 2, 2007, there were approximately 784 holders of record of registrant's shares of beneficial interest.


Stock Market and Dividend information per share of beneficial interest.

                                          2006 Quarters Ended

                                    3/31       6/30       9/30      12/31
    Sales price of traded shares
         High...............     $  9.40    $  9.25    $  9.30    $  9.19
         Low................        8.90       8.20       8.66       8.65
    Dividends paid                   .13        .13        .13        .13

                                          2005 Quarters Ended

                                    3/31       6/30       9/30      12/31
    Sales price of traded shares
         High...............     $  9.80    $  9.49    $  9.44    $  9.75
         Low................        9.10       9.02       8.95       9.03
    Dividends paid                   .14        .12        .13        .13

    It is the Registrant's intention to continue distributing quarterly dividends. A quarterly dividend of $.13 per share is payable March 30, 2007 to shareholders of record on March 9, 2007.

Item 6   SELECTED FINANCIAL DATA

  ($Thousands, except per share amounts)

                             2006      2005      2004      2003      2002

Revenues                 $    915  $    915  $    915  $    915  $    915
Income available for
  distribution                789       780       805       799       821
Net income                    789       780       805       799       821
Total assets                9,199     9,204     9,209     9,190     9,190
Per share amounts:
  Net income                  .52       .52       .53       .53       .54
  Income available for
    distribution              .52       .52       .53       .53       .54
  Cash dividends              .52       .52       .51       .53       .55


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All of the Registrant's railroad properties are leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (NSC), for 99 years, with unlimited renewals on the same terms. Cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods. This cash rental is the only source of funds. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow or net income as they are charged to NSC's settlement account with no requirement for payment, except at termination or non renewal of the lease. Due to the indeterminate settlement date, these additional rental amounts are not recorded for financial reporting purposes. Income available for distribution in 2006 and in 2005 was approximately $789,000 and $780,000, respectively.

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

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Quarterly financial data (in $thousands, except per share amounts)

       2006            1st Qtr.        2nd Qtr.        3rd Qtr.        4th Qtr.

       Revenues        $    229        $    229        $    229        $    228
       Net income           173             195             210             211
       Per share            .11             .12             .14             .14

       2005

       Revenues        $    229        $    229        $    229        $    228
       Net income           164             202             207             209
       Per share            .11             .13             .14             .14

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

    This information is incorporated herein by reference to Registrant's 2007 Proxy Statement.

Item 11   EXECUTIVE COMPENSATION

    Not applicable.


Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    Management's ownership of Registrant's shares of beneficial interest as of February 2, 2007.


                                                Shares         Percent of
                                             Beneficially      Outstanding
          Name                                   Owned            Shares

    Virgil E. Wenger, Trustee                       200            0.013
    Herbert E. Jones, Jr.,Trustee                 4,000            0.265
    Larry R. Parsons, Trustee                    12,500            0.828
    C. Howard Capito, Trustee                     1,000            0.066
    Herbert E. Jones, III, Trustee
      and President                                   0            0.000
    All trustees and officers
      as a group (6 persons)                     17,700            1.172


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
        FORM 8-K

    (a) Exhibits
         Exhibit 1.1 A list of all financial statements and financial statement schedules filed as part of this report is set forth on page F-1 herein.


         Exhibit 1.2 - all the exhibits listed below are incorporated herewith by reference to Form 8 Amendment to Annual Report on Form 10-K for the year ended December 31, 1988:

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


         Exhibit 1.3 - Section 302 Certification for Herbert E. Jones, Jr.
         Exhibit 1.4 - Section 302 Certification for Herbert E. Jones, III
         Exhibit 1.5 - Section 302 Certification for Robert A. Hamstead
         Exhibit 1.6 - Section 906 Certification for Herbert E. Jones, Jr.,
                       Herbert E. Jones, III, and Robert A. Hamstead


    (b)  No report on Form 8-K was filed during the fourth quarter of 2006.

                                    SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PITTSBURGH & WEST VIRGINIA RAILROAD


By /s/ Robert A. Hamstead

Robert A. Hamstead
Vice President and Secretary-Treasurer

Date: March 29, 2007


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


/s/ Herbert E. Jones, Jr.                      /s/ Herbert E. Jones, III

Herbert E. Jones, Jr.                          Herbert E. Jones, III
Chairman of the Board and Trustee              President and Trustee



Date:March 29,2007




                          Audited Financial Statements


                     Pittsburgh & West Virginia Railroad


                    Years Ended December 31, 2006 and 2005



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

    Statement of Cash Flows                                             F-6

    Notes to Financial Statements                                F-7 - F-10

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

    We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad, a Pennsylvania business trust (the Trust), as of December 31, 2006 and 2005, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West
Virginia Railroad as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.



s/ Gibbons & Kawash

Charleston, West Virginia
March 26, 2007

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                                 BALANCE SHEET


                            December 31, 2006 and 2005

ASSETS                                             2006                2005

Net investment in capital lease              $  9,150,000        $  9,150,000
Cash                                               49,389              54,343

                                             $  9,199,389        $  9,204,343


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities  $       -           $      8,950

Shareholders' equity:
   Shares of beneficial interest, without
   par value:
       Authorized number of shares - unlimited;
       issued and outstanding - 1,510,000
       shares at December 31, 2006 and 2005     9,145,359           9,145,359
   Retained earnings                               54,030              50,034

                                                9,199,389           9,195,393

                                             $  9,199,389         $ 9,204,343








The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF OPERATIONS

                      Years Ended December 31, 2006, 2005, 2004

                                         2006         2005         2004

Interest income from capital lease   $  915,000   $  915,000   $  915,000
Less general and administrative
    expenses                            125,804      134,763      110,034

         Net income                  $  789,196   $  780,237   $  804,966

Per share:
    Net income                       $     0.52   $     0.52   $     0.53






















The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   Years Ended December 31, 2006, 2005, and 2004


						  Shares of
                                                  Beneficial           Retained
                                                   Interest            Earnings

Balance at December 31, 2003                   $  9,145,359        $    20,131

    Net income                                         -               804,966
    Cash dividends paid ($.53 per share)               -              (770,100)

Balance at December 31, 2004                      9,145,359             54,997

    Net income                                         -               780,237
    Cash dividends paid ($.51 per share)               -              (785,200)

Balance at December 31, 2005                      9,145,359             50,034

    Net income                                         -               789,196
    Cash dividends paid ($.52 per share)               -              (785,200)

Balance at December 31, 2006                   $  9,145,359        $    54,030












The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF CASH FLOWS

                   Years Ebded December 31, 2006, 2005 and 2004



                                         2006         2005         2004

Cash flows from operating activities:
  Net income                         $  789,196   $  780,237   $   804,966
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Decrease in accounts payable
      and accrued liabilities            (8,950)         -         (16,000)

         Net cash provided by
         operating activities           780,246      780,237       788,966

Cash flows used in financing activities
  Dividends paid                       (785,200)    (785,200)     (770,100)

         Net increase (decrease)
         in cash                         (4,954)      (4,963)       18,866

Cash, beginning of year                  54,343       59,306        40,440

         Cash, end of year           $   49,389   $   54,343   $    59,306













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

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                           NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2 - CAPITAL LEASE (Continued)

         Prior to 1983, the lease was accounted for as an operating lease in accordance with the Statement of Financial Accounting Standards (SFAS)
    No. 13, "Accounting for Leases," because the railroad assets as accounted for under "betterment accounting" were considered similar to land. Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from "betterment accounting" (which was previously used by the Trust and most railroads) to "depreciation accounting." The leased assets, under "depreciation accounting," are no longer similar to land; and, effective January 1, 1983, under the provisions of Statement No. 13, the lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under the lease. The lease may be terminated by the lessee either by expiration of the initial or any renewal term, or by default of Norfolk Southern. In the event of termination, Norfolk Southern is obligated to return to the Trust all properties covered by the lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year, and to settle the noncash settlement account described in Note 3.

         The Trust has determined that the lease term is perpetual based on these substantial penalties to the lessee upon nonrenewal. Accordingly, as of January 1, 1983, the rentals receivable of $915,000 per annum, recognizing renewal options by the lessee in perpetuity, were estimated to have a present value of $9,150,000, assuming an implicit interest rate of 10%.


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

         At December 31, 2006 and 2005, the noncash settlement account had a balance of $14,229,640 and $13,885,185, respectively, receivable from Norfolk Southern. The account will not be settled until the expiration of the lease, whether by default or nonrenewal. Because of the indeterminate settlement date of the account, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.

                         PITTSBURGH & WEST VIRGINIA RAILROAD

                            NOTES TO FINANCIAL STATEMENTS
                                      (Continued)

4 - INCOME TAXES

         The Trust was organized as a Pennsylvania business trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust is exempt from Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income. Dividends distributed for the years ended December 31, 2006, 2005, and 2004, were comprised entirely of ordinary income.


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


6 - CONTINGENCY

         Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At December 31, 2006, all net assets are covered by the lease.

         The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                           NOTES TO FINANCIAL STATEMENTS
                                    (Continued)


7 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

         The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005.


                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter


Year Ended
    December 31, 2006

         Revenue         $    228,750  $    228,750  $    228,750  $    228,750

         Net income      $    172,884  $    195,426  $    210,115  $    210,771

         Net income
           per share     $       0.11  $       0.13  $       0.14  $       0.14

Year Ended
    December 31, 2005

         Revenue         $    228,750  $    228,750  $    228,750  $    228,750

         Net income      $    163,470  $    202,046  $    206,323  $    208,398

         Net income
           per share     $       0.11  $       0.13  $       0.14  $       0.14