Form 10-Q
period 2007-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2007-05-10
CIK 78838

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                      ____________________________

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the Quarter ended      March 31, 2007

Commission File Number    1-5447

                   PITTSBURGH & WEST VIRGINIA RAILROAD

             Pennsylvania                                          25-6002536
      (State of Organization)            (I.R.S. Employer Identification No.)

2 Port Amherst Drive, Charleston, WV  25306
(Address of principal executive offices)

Telephone - (304) 926-1124*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes __X__	No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

	Large accelerated filer _____	Accelerated filer _____
        Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

	Yes _____	No __X__


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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         STATEMENT OF INCOME
             (Dollars in Thousands except Per Share Amounts)
                             (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                   2007                    2006
INCOME AVAILABLE FOR DISTRIBUTION:

        Interest income from capital lease      $   229                 $   229
	Less: general and administrative
        expenses                                     58                      56

                            NET INCOME          $   171                 $   173

Per Share:
(1,510,000 average shares outstanding)

                                Net Income      $   .11                 $   .11
                                Cash Dividends  $   .13                 $   .13







The accompanying notes are an integral part of these financial statements.

                   PITTSBURGH & WEST VIRGINIA RAILROAD
				FORM 10-Q

                              BALANCE SHEET
                         (Dollars in Thousands)


                                           (Unaudited)             (Audited)
                                             March 31             December 31
                                               2007                   2006
ASSETS

        Net investment in capital lease    $   9,150              $   9,150
        Cash                                      24                     49
                                           $   9,174              $   9,199

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
	Accounts payable and accrued
         liabilities                       $      -               $       -

Shareholders' equity:
	Shares of beneficial interest,
         at no par value , 1,510,000
         shares issued  outstanding            9,145                  9,145
        Retained earnings                         29                     54

          Total shareholders' equity           9,174                  9,199

          Total liabilities and
          shareholders' equity             $   9,174              $   9,199





The accompanying notes are an integral part of these financial statements.

                     PITTSBURGH & WEST VIRGINIA RAILROAD
				FORM 10-Q

                          STATEMENT OF CASH FLOWS
                          (Dollars in Thousands)
                               (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                      2007                 2006
Cash flows from operating activities:
        Net income                                 $   171              $   173
	Changes in operating assets
        and liabilities:
            Increase (decrease) in
            accounts payable                             -                   16

        Cash provided by operating activities      $   171              $   189

Cash flows used in financing activities:

Dividends paid                                         196                  196

        Net increase (decrease) in cash               (25)                  (7)

        Cash, beginning of period                       49                   54

        Cash, end of period                        $    24              $    47









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

(4) Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At March 31, 2007, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

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

              With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2007 with the preceding fourth quarter of 2006 and the first quarter of 2006, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $171,000, $211,000, and $173,000, respectively.


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

		None

Item 1A. Risk Factors

		None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 31.1  Section 302 Certification for Herbert E. Jones, Jr.
Exhibit 31.2  Section 302 Certification for Herbert E. Jones, III
Exhibit 31.3  Section 302 Certification for Robert A. Hamstead
Exhibit 99 Section 906 Certification for Herbert E. Jones, Jr., Herbert E. Jones, III, and Robert A. Hamstead



SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITTSBURGH & WEST VIRGINIA RAILROAD



/s/ Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board



/s/ Robert A. Hamstead
Robert A. Hamstead
Secretary and Treasurer

Date:  May 10, 2007