Form 10-Q
period 2007-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2007-08-10
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended      June 30, 2007

Commission File Number    1-5447

                      PITTSBURGH & WEST VIRGINIA RAILROAD

      Pennsylvania                                     25-6002536
  (State of Organization)                 (I.R.S. Employer Identification No.)

#2 Port Amherst Drive, Charleston, West Virginia 25306
(Address of principal executive offices)

Telephone  (304)926-1124*

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

Large accelerated filer ___  Accelerated filer ___ Non-accelerated filer _X_

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

 * Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert R. McCoy, Secretary and Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STATEMENT OF INCOME
               (Dollars in Thousands except Per Share Amounts)
                                (Unaudited)
                             Three Months Ended            Six Months Ended
                                   June 30,                     June 30
                               2007       2006               2007      2006
INCOME AVAILABLE FOR
     DISTRIBUTION:

Interest income from
    capital lease             $ 229      $ 229              $ 458     $ 458

Less general and
     administrative expense      41         34                 99        89

NET INCOME                    $ 188      $ 195              $ 359     $ 369

Per Share:
(1,510,000 average shares outstanding)

Net Income                    $ .12      $ .13              $ .24     $ .24
Cash Dividends                $ .13      $ .13              $ .26     $ .26




The accompanying notes are an integral part of these financial statements.


                      PITTSBURGH & WEST VIRGINIA RAILROAD
                                  FORM 10-Q

                                BALANCE SHEET
                            (Dollars in Thousands)

                                        (Unaudited)          (Audited)
                                          June 30           December 31
                                            2007                2006
ASSETS

Net investment in capital lease         $ 9,150               $ 9,150
Cash                                         15                    49
                                        $ 9,165               $ 9,199

LIABILITIES AND SHAREHOLDERS EQUITY


Shareholders equity:
Shares of beneficial interest, at no par
   value, 1,510,000 shares issued
   outstanding                          $ 9,145               $ 9,145
Retained earnings                            20                    54

Total shareholders equity                 9,165                 9,199

Total liabilities and shareholders
equity                                  $ 9,165               $ 9,199




The accompanying notes are an integral part of these financial statements.


                     PITTSBURGH & WEST VIRGINIA RAILROAD
                                 FORM 10-Q

                           STATEMENT OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                        2007          2006
Cash flows from operating activities:
      Net income                                       $ 359         $ 369
      Adjustment to reconcile net income to net
         cash provided by operating activities:
          Increase ( decrease) in accounts payable
          and accrued liabilities                          -           (5)

        Net cash provided by operating activities      $ 359         $ 364

Cash flows used in financing activities:

       Dividends paid                                    393           393

       Net increase ( decrease) in cash                 (34)          (29)

       Cash, beginning of period                          49            54

        Cash, end of period                            $  15         $  25




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

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At June 30, 2007, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

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

With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the second quarter of 2007 with the preceding first quarter of 2007 and the second quarter of 2006, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $188,000, $171,000, and $195,000, respectively.


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

None

Item 1A. Risk Factors

None

Item 6.  Exhibits and Reports on Form 8-K

An 8-K was filed on June 5, 2007 regarding the resignation of Robert A. Hamstead as Vice President, Secretary and Treasurer and the election of Robert R. McCoy to serve as Vice President, Secretary and Treasurer.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITTSBURGH & WV RAILROAD



/s/ Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board



/s/ Robert R. McCoy
Robert R. McCoy
Secretary and Treasurer

Date:  August 10, 2007