Form 10-Q
period 2007-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2007-11-09
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended      September 30, 2007

Commission File Number    1-5447

                   PITTSBURGH & WEST VIRGINIA RAILROAD

      Pennsylvania                                   25-6002536
  (State of Organization)                (I.R.S. Employer Identification No.)


(Address of principal executive offices)
2 Port Amherst Drive
Charleston, WV 25306

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the period covered by this report.

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
                               (Unaudited)

                              Three Months Ended            Nine Months Ended
                                September 30,                  September 30
                              2007        2006               2007        2006
INCOME AVAILABLE FOR
 DISTRIBUTION:

Interest income from
    capital lease            $ 229       $ 229              $ 686      $ 686

Less general and
     administrative expense     19          19                118        108

NET INCOME                   $ 210       $ 210              $ 568      $ 578

Per Share:
(1,510,000 average shares outstanding)

Net Income                   $ .14       $ .14              $ .38      $ .38
Cash Dividends               $ .13       $ .13              $ .39      $ .39







The accompanying notes are an integral part of these financial statements.


                    PITTSBURGH & WEST VIRGINIA RAILROAD
                                   FORM 10-Q

                                 BALANCE SHEET
                             (Dollars in Thousands)

                                        (Unaudited)             (Audited)
                                       September 30            December 31
                                           2007                    2006
ASSETS

Net investment in capital lease          $ 9,150                $ 9,150
Cash                                          28                     49
                                         $ 9,179                $ 9,199

LIABILITIES AND SHAREHOLDERS' EQUITY

Shareholders' equity:
Shares of beneficial interest, at no par
   value , 1,510,000 shares issued
   outstanding                             9,145                  9,145
Retained earnings                             33                     54

Total shareholders' equity                 9,179                  9,199

Total liabilities and shareholders'
equity                                   $ 9,179                $ 9,199















The accompanying notes are an integral part of these financial statements.


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                     FORM 10-Q

                               STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       2007          2006
Cash flows from operating activities:
       Net income                                     $ 568         $ 579
       Adjustment to reconcile net income to net
          cash provided by operating activities:
 Increase ( decrease) in accounts payable
                 And accrued liabilities                  -           (9)

        Net cash provided by operating activities     $ 568         $ 570

Cash flows used in financing activities:

       Dividends paid                                   589           589

       Net increase ( decrease) in cash                 (21)          (19)

       Cash, beginning of period                         49            54

       Cash, end of period                            $  28         $  35
















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

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At September 30, 2007, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS

All of Registrant's railroad properties are on long-term lease to Norfolk and Southern Railway Company for the fixed, unvarying amount of $915,000 cash rental per year. The lease also requires that additional amounts be accounted for as noncash rent income to be settled or paid at lease termination.
Because this noncash income will not be settled until the expiration of the lease, no values have been reported in the accompanying interim financial statements for the balance of the account or the transactions affecting the balance.

With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the third quarter of 2007 with the preceding second quarter of 2007 and the third quarter of 2006, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $210,000, $188,000, and $210,000, respectively.


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

None

Item 1A. Risk Factors

None

Item 6.  Exhibits and Reports on Form 8-K

o Exhibit 31.1 Section 302 Certification for Herbert E. Jones, Jr.
o Exhibit 31.2 Section 302 Certification for Herbert E. Jones, III
o Exhibit 31.3 Section 302 Certification for Robert R. McCoy
o Exhibit 99 Section 906 Certification for Herbert E. Jones, Jr., Herbert E. Jones, III, and Robert R. McCoy.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITTSBURGH & WV RAILROAD



/s/Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board



/s/Robert R. McCoy
Robert R. McCoy
Secretary and Treasurer


Date:  November 9, 2007