Form 10-K
period 2007-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2008-03-31
CIK 78838

PITTSBURGH & WEST VIRGINIA RAILROAD
                    (a Pennsylvania business trust)





                                  2007
                         ANNUAL REPORT and 10-K

                  PITTSBURGH & WEST VIRGINIA RAILROAD
                         #2 Port Amherst Drive
                    Charleston, West Virginia 25306




                             April 15, 2008

To the Shareholders

Pittsburgh & West Virginia Railroad ("the Trust") has elected to be treated for tax purposes as a real estate investment trust. As such, the Trust is not required to pay federal corporate income taxes on any of its taxable income that is distributed to shareholders. It has been the Trust's policy to distribute as dividends all of its ordinary taxable income.

The Trust's only line of business is the ownership of a small railroad running from western Pennsylvania to the eastern section of Ohio. The railroad is under long-term lease to Norfolk Southern Corporation (NSC) for a fixed rental of $915,000 per year. This amount, equivalent to 60 cents per share, is the only cash income to the Trust. All cash available, after payment of administrative expenses, is distributed as dividends. This net cash flow amounted to $ 781,000 or 52 cents per share in 2007, and dividends of 52 cents were distributed. Income and distributions in the prior year were approximately the same. A quarterly dividend of 13 cents per share was paid on March 31, 2008, to shareholders of record March 10, 2008.

The lease with NSC requires accounting for substantial amounts of non-cash rental. These amounts do not increase cash flow or net income and are not reported in our published financial statements.

Included in this report is our 2007 annual report to the Securities and Exchange Commission on Form 10-K.

Enclosed is the proxy material for the Annual Shareholders meeting to be held in Charleston, West Virginia, on May 15, 2008. Please sign and return the proxy card promptly.


For the Trustees,


/s/ Herbert E. Jones, Jr.               /s/ Herbert E. Jones, III
Herbert E. Jones, Jr.			Herbert E. Jones, III
Chairman of the Board			President




                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007
Commission File Number 1-5447

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, small reporting company, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer            Accelerated  filer
Non-accelerated filer       X      Small Reporting Company  _____

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act.     Yes                   No       X

The aggregate market value of the voting stock held by nonaffiliates of the
registrant as of February 29, 2008 was $   14,161,927.

At February 29, 2008, there were 1,510,000 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert R. McCoy, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.


The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.


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

	Following is summary financial data for Norfolk Southern Corporation
        (NSC), the lessee of the Registrant's properties, as reported in the NSC Form 10-K filed February 15, 2008:

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

	($ in millions, except per share amounts)
                                    2007     2006      2005      2004      2003
RESULTS OF OPERATIONS
Railway operating revenues        $9,432   $9,407    $8,527    $7,312    $6,468
Railway operating expenses         6,847    6,850     6,410     5,610     5,404
 Income from railway operations    2,585    2,557     2,117     1,702     1,064
Other income-net                      93      149        74        76        19
Interest expense on debt             441      476       494       489       497
 Income from continuing
  operations before income tax
  and accounting changes           2,237    2,230     1,697     1,289       586

Provision for income taxes           773      749       416       379       175
 Income from continuing
 operations before accounting
 changes                           1,464    1,481     1,281       910       411
Discontinued operations                -        -        -          -        10
Cumulative effect of changes in
 accounting  principles,
 net of taxes                          -        -        -          -       114
           Net income             $1,464   $1,481     $1,281    $ 910     $ 535

PER SHARE DATA
 Income from continuing
  operations before accounting
  changes - basic                 $ 3.74   $ 3.63     $ 3.17    $ 2.31   $ 1.05
          - diluted               $ 3.68   $ 3.57     $ 3.11    $ 2.28   $ 1.05
  Net income - basic              $ 3.74   $ 3.63     $ 3.17    $ 2.31   $ 1.37
             - diluted            $ 3.68   $ 3.57     $ 3.11    $ 2.28   $ 1.37
  Dividends                       $ 0.96   $ 0.68     $ 0.48    $ 0.36   $ 0.30
  Stockholders' equity at
   Year end                       $25.64   $24.19     $22.63    $19.92   $17.83

FINANCIAL POSITION
   Total assets                  $26,144  $26,028    $25,859   $24,748  $20,596
   Total long-term debt,
    including current
    maturities
                                 $ 6,368  $ 6,600    $ 6,930   $ 7,525  $ 7,160
Stockholders' equity             $ 9,727  $ 9,615    $ 9,276   $ 7,977  $ 6,976

Item 3   LEGAL PROCEEDINGS

There were no legal proceedings.


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.


PART II


Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Registrant's shares are listed for trading on the American Stock Exchange under the symbol of "PW". At February 29, 2008, there were approximately 685 holders of record of registrant's shares of beneficial interest


Stock Market and Dividend information per share of beneficial interest.

   2007 Quarters Ended

                                    3/31        6/30         9/30       12/31
Sales price of traded shares
      High............            $ 9.65      $ 9.45       $ 9.45     $  9.50
      Low.............              8.74        8.90         8.87        9.00
        Dividends paid               .13         .13          .13         .13

   2006 Quarters Ended

                                    3/31        6/30         9/30       12/31
Sales price of traded shares
      High.............           $ 9.40      $ 9.25       $ 9.30     $  9.19
      Low..............             8.90        8.20         8.66        8.65
        Dividends paid               .13         .13          .13         .13


It is the Registrant's intention to continue distributing quarterly dividends. A quarterly dividend of $.13 per share is payable March 31, 2008 to shareholders of record on March 10, 2008.

Item 6   SELECTED FINANCIAL DATA

($Thousands, except per share amounts)

                           2007      2006        2005        2004       2003

Revenues                 $  915    $  915      $  915      $  915     $  915
Income available for
   distribution             781       789         780         805        799
Net income                  781       789         780         805        799
Total assets              9,196     9,199       9,204       9,209      9,190
Per share amounts:
Net income                  .52       .52         .52         .53        .53
Income available for
distribution                .52       .52         .52         .53        .53
Cash dividends              .52       .52         .52         .51        .53


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All of the Registrant's railroad properties are leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (NSC), for 99 years, with unlimited renewals on the same terms. Cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods. This cash rental is the only source of funds. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow or net income as they are charged to NSC's settlement account with no requirement for payment, except at termination or non renewal of the lease. Due to the indeterminate settlement date, these additional rental amounts are not recorded for financial reporting purposes. Income available for distribution in 2007 and in 2006 was approximately $781,000 and $789,000, respectively.

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

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly financial data (in $thousands, except per share amounts)

2007                 1st Qtr.        2nd Qtr.        3rd Qtr.        4th Qtr.
Revenues             $   229         $    229        $    229        $    228
Net income               171              188             210             212
Per share                .11              .12             .14             .14
2006

Revenues             $   229         $    229        $    229        $    228
Net income               173              195             210             211
Per share                .11              .12             .14             .14

Detailed financial statements of Registrant appear on pages F-3 through F-8 of this report. Per share data for the year is slightly different from the sum of four quarters due to rounding.


Item 9 CHANGES IN AND DISAGREEMENTS WITH AUDITORS' ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9a   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Registrant and that our policies and procedures are followed. There have been no changes in our internal control during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls.

Management's Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Registrant's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Registrant's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management's report in this annual report.

The management of Pittsburgh & West Virginia Railroad is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant's internal control system was designed to provide reasonable assurance to management and the Trustees regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Registrant's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


PART III


Item 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	This information is incorporated herein by reference to Registrant's 2008 Proxy Statement.

Item 11   EXECUTIVE COMPENSATION

        Not applicable.


Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT

Management's ownership of Registrant's shares of beneficial interest as of February 29, 2008.


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


Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	This information is set forth in Registrant's 2007 Proxy Statement, which is incorporated herein by reference.


Item 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

	This information is set forth in Registrant's 2007 Proxy Statement, which is incorporated herein by reference.


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


Exhibit 1.3 - Section 302 Certification for Herbert E. Jones, Jr.
Exhibit 1.4 - Section 302 Certification for Herbert E. Jones, III
Exhibit 1.5 - Section 302 Certification for Robert R. McCoy
Exhibit 1.6 - Section 906 Certification for Herbert E. Jones, Jr.,
              Herbert E. Jones, III, and Robert R. McCoy


(b)    No report on Form 8-K was filed during the fourth quarter of 2007.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PITTSBURGH & WEST VIRGINIA RAILROAD


By /s/ Robert R. McCoy
Robert R. McCoy
Vice President and Secretary-Treasurer

Date: March 24, 2008


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







Date: March 24, 2008