Form 10-K/A
period 2007-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2008-03-31
CIK 78838

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







Date: March 24, 2008






  Audited Financial Statements


                     Pittsburgh & West Virginia Railroad


                    Years Ended December 31, 2007 and 2006



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

    Notes to Financial Statements                                F-7 - F-9

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

    We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad, a Pennsylvania business trust (the Trust), as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West
Virginia Railroad as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.



s/ Gibbons & Kawash

Charleston, West Virginia
March 24, 2008

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                                 BALANCE SHEET


                            December 31, 2007 and 2006

ASSETS                                             2007                2006

Cash                                               44,270              49,389
Net investment in capital lease              $  9,150,000        $  9,150,000

                                             $  9,194,270        $  9,199,389


LIABILITIES AND SHAREHOLDERS' EQUITY


Shareholders' equity:
   Shares of beneficial interest, without
   par value:
       Authorized number of shares - unlimited;
       issued and outstanding - 1,510,000
       shares at December 31, 2006 and 2005     9,145,359           9,145,359
   Retained earnings                               48,911              54,030

                                                9,194,270           9,199,389









The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF OPERATIONS

                      Years Ended December 31, 2007, 2006, 2005

                                         2006         2005         2004

Interest income from capital lease   $  915,000   $  915,000   $  915,000
Less general and administrative
    expenses                            134,919      125,804      134,763

         Net income                  $  780,081   $  789,196   $  780,237

Per share:
    Net income                       $     0.52   $     0.52   $     0.52






















The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   Years Ended December 31, 2007, 2006, and 2005


						  Shares of
                                                  Beneficial           Retained
                                                   Interest            Earnings

Balance at December 31, 2004                   $  9,145,359        $    54,997

    Net income                                         -               780,237
    Cash dividends paid ($.52 per share)               -              (785,200)

Balance at December 31, 2005                      9,145,359             50,034

    Net income                                         -               789,196
    Cash dividends paid ($.52 per share)               -              (785,200)

Balance at December 31, 2006                      9,145,359             54,030

    Net income                                         -               780,081
    Cash dividends paid ($.52 per share)               -              (785,200)

Balance at December 31, 2007                   $  9,145,359        $    48,911












The accompanying notes are an integral part of these financial statements.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                              STATEMENT OF CASH FLOWS

                   Years Ebded December 31, 2007, 2006 and 2005



                                         2007         2006         2005

Cash flows from operating activities:
  Net income                         $  780,081   $  789,196   $   780,237
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Decrease in accounts payable
      and accrued liabilities                -        (8,950)          -

         Net cash provided by
         operating activities           780,081      780,246       780,237

Cash flows used in financing activities
  Dividends paid                       (785,200)    (785,200)     (785,200)

         Net increase (decrease)
         in cash                         (5,119)      (4,954)       (4,963)

Cash, beginning of year                  49,389       54,343        59,306

         Cash, end of year           $   44,270   $   49,389   $    54,343













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

    Revenue Recognition

         Interest on the capital lease is earned based on an implicit rate of 10% over the life of the lease which is assumed to be perpetual.

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

         At December 31, 2007 and 2006, the noncash settlement account had a balance of $14,933,273 and $14,229,640, respectively, receivable from Norfolk Southern. The account will not be settled until the expiration of the lease, whether by default or nonrenewal. Because of the indeterminate settlement date of the account, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.

                         PITTSBURGH & WEST VIRGINIA RAILROAD

                            NOTES TO FINANCIAL STATEMENTS
                                      (Continued)

4 - INCOME TAXES

         The Trust was organized as a Pennsylvania business trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust is exempt from Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income. Dividends distributed for the years ended December 31, 2007, 2006, and 2005, were comprised entirely of ordinary income.


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


6 - CONTINGENCY

         Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At December 31, 2007, all net assets are covered by the lease.

         The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

                        PITTSBURGH & WEST VIRGINIA RAILROAD

                           NOTES TO FINANCIAL STATEMENTS
                                    (Continued)


7 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

         The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006.


                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter


Year Ended
    December 31, 2007

         Revenue         $    228,750  $    228,750  $    228,750  $    228,750

         Net income      $    170,873  $    187,638  $    209,792  $    211,777

         Net income
           per share     $       0.11  $       0.12  $       0.14  $       0.14

Year Ended
    December 31, 2006

         Revenue         $    228,750  $    228,750  $    228,750  $    228,750

         Net income      $    172,884  $    195,426  $    210,115  $    210,771

         Net income
           per share     $       0.11  $       0.13  $       0.14  $       0.14