Form 10-Q
period 2008-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2008-05-13
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended      March 31, 2008

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

Yes __X__	No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer _____	Accelerated filer _____	Non-accelerated
filer __X__ Small Reporting Company  ______

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
                               (Unaudited)

                                                  Three Months Ended

                                                       March 31,

                                                   2008        2007

INCOME AVAILABLE FOR
 DISTRIBUTION:

Interest income from
    capital lease                                 $ 229       $ 229


Less general and
     administrative expense                          65          58


NET INCOME                                        $ 164       $ 171


Per Share:
(1,510,000 average shares outstanding)

Net Income                                        $ .11       $ .11

Cash Dividends                                    $ .13       $ .13








The accompanying notes are an integral part of these financial statements.


                    PITTSBURGH & WEST VIRGINIA RAILROAD
                                   FORM 10-Q

                                 BALANCE SHEET
                             (Dollars in Thousands)

                                        (Unaudited)             (Audited)
                                         March 31              December 31
                                           2008                    2007
ASSETS

Net investment in capital lease          $ 9,150                $ 9,150
Cash                                          23                     44
                                         $ 9,173                $ 9,194

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                         $    11                $     -

Shareholders' equity:
Shares of beneficial interest, at no par
   value , 1,510,000 shares issued
   outstanding                             9,145                  9,145
Retained earnings                             17                     49

Total shareholders' equity                 9,162                  9,194

Total liabilities and shareholders'
equity                                   $ 9,173                $ 9,194















The accompanying notes are an integral part of these financial statements.


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                     FORM 10-Q

                               STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       2008          2007
Cash flows from operating activities:
       Net income                                     $ 164         $ 171
       Adjustment to reconcile net income to net
          cash provided by operating activities:
 Increase ( decrease) in accounts payable
                 And accrued liabilities                 11             -

        Net cash provided by operating activities     $ 175         $ 171

Cash flows used in financing activities:

       Dividends paid                                   196           196

       Net increase ( decrease) in cash                 (21)          (25)

       Cash, beginning of period                         44            49

       Cash, end of period                            $  23         $  24
















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

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At March 31, 2008, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS

All of Registrant's railroad properties are on long-term lease to Norfolk and Southern Corporation for the fixed, unvarying amount of $915,000 cash rental per year. The lease also requires that additional amounts be accounted for as noncash rent income to be settled or paid at lease termination.
Because this noncash income will not be settled until the expiration of the lease, no values have been reported in the accompanying interim financial statements for the balance of the account or the transactions affecting the balance.

With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2008 with the preceding forth quarter of 2007 and the first quarter of 2007, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $164,000, $212,000, and $171,000, respectively.


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

Item 4T.  CONTROLS AND PROCEDURES

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

There have been no significant changes in the Registrant's internal controls over financial reporting or in other factors that that could significantly affect internal controls over financial reporting subsequent to the date Management carried out its evaluation.


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


Date:  May 13, 2008