Form 10-Q
period 2008-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2008-08-12
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended      June 30, 2008

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
                               (Unaudited)

                                 Three Months Ended        Six Months Ended
                                      June 30,                  June 30,
                                  2008        2007          2008        2007
INCOME AVAILABLE FOR
 DISTRIBUTION:

Interest income from
    capital lease                $ 229       $ 229          $ 458       $ 458

Less general and
     administrative expense         44          41            109          99

NET INCOME                       $ 185       $ 188          $ 349       $ 359
Per Share:
(1,510,000 average shares
outstanding)

Net Income                       $ .12       $ .12          $ .23       $ .24
Cash Dividends                   $ .12       $ .13          $ .25       $ .26







The accompanying notes are an integral part of these financial statements.


                    PITTSBURGH & WEST VIRGINIA RAILROAD
                                   FORM 10-Q

                                 BALANCE SHEET
                             (Dollars in Thousands)

                                        (Unaudited)             (Audited)
                                         June 30              December 31
                                           2008                    2007
ASSETS

Net investment in capital lease          $ 9,150                $ 9,150
Cash                                          15                     44
                                         $ 9,165                $ 9,194

LIABILITIES AND SHAREHOLDERS' EQUITY


Shareholders' equity:
Shares of beneficial interest, at no par
   value , 1,510,000 shares issued
   outstanding                             9,145                  9,145
Retained earnings                             20                     49

Total shareholders' equity                 9,165                  9,194

Total liabilities and shareholders'
equity                                   $ 9,165                $ 9,194















The accompanying notes are an integral part of these financial statements.


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                     FORM 10-Q

                               STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                       Six Months Ended
                                                          June 30,
                                                       2008          2007
Cash flows from operating activities:
       Net income                                     $ 349         $ 359
       Adjustment to reconcile net income to net cash provided by operating activities:

        Net cash provided by operating activities     $ 349         $ 359

Cash flows used in financing activities:

       Dividends paid                                   378           393

       Net increase ( decrease) in cash                 (29)          (34)

       Cash, beginning of period                         44            49

       Cash, end of period                            $  15         $  15
















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

(3)	Under the terms of the lease, Norfolk Southern Railway Company has leased all of Pittsburgh & West Virginia Railroad's real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity. The lease provides for a cash rental of $915,000 per year for the current lease period and all renewal periods. The net investment in capital lease, recognizing renewal options in perpetuity, was estimated to have a current value of $9,150,000 assuming an implicit interest rate of 10%.

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At June 30, 2008, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

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

With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the second quarter of 2008 with the preceding first quarter of 2008 and the second quarter of 2007, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $185,000, $164,000, and $188,000, respectively.


Since cash revenue is fixed in amount and outlays for general and administrative expenses are relatively modest, inflation has had no material impact on Registrant's reported net income for the past three years. Although recent inflationary trends have been moderate, annual rental income is a fixed amount for the current lease term and any renewal periods, and inflation could affect the real dollar value of the rental income over time. Changes in inflationary trends could also affect the general and administration expenses.

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


Date:  August 11, 2008