Form 10-Q
period 2008-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2008-11-03
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended      September 30, 2008

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

Yes __X__	No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer _____	Accelerated filer _____	Non-accelerated
filer ____ Small Reporting Company  __X____

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
                               (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  2008        2007          2008        2007
INCOME AVAILABLE FOR
 DISTRIBUTION:

Interest income from
    capital lease                $ 229       $ 229          $ 686       $ 686

Less general and
     administrative expense         17          19            126         118

NET INCOME                       $ 212       $ 210          $ 560       $ 568
Per Share:
(1,510,000 average shares
outstanding)

Net Income                       $ .14       $ .14          $ .37       $ .38
Cash Dividends                   $ .13       $ .13          $ .38       $ .39







The accompanying notes are an integral part of these financial statements.


                    PITTSBURGH & WEST VIRGINIA RAILROAD
                                   FORM 10-Q

                                 BALANCE SHEET
                             (Dollars in Thousands)

                                        (Unaudited)             (Audited)
                                        September30            December 31
                                           2008                    2007
ASSETS

Net investment in capital lease          $ 9,150                $ 9,150
Cash                                          30                     44
                                         $ 9,180                $ 9,194

LIABILITIES AND SHAREHOLDERS' EQUITY


Shareholders' equity:
Shares of beneficial interest, at no par
   value , 1,510,000 shares issued
   outstanding                             9,145                  9,145
Retained earnings                             35                     49

Total shareholders' equity                 9,180                  9,194

Total liabilities and shareholders'
equity                                   $ 9,180                $ 9,194















The accompanying notes are an integral part of these financial statements.


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                     FORM 10-Q

                               STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                       2008          2007
Cash flows from operating activities:
       Net income                                     $ 560         $ 568
       Adjustment to reconcile net income to net cash provided by operating activities:

        Net cash provided by operating activities     $ 560         $ 568

Cash flows used in financing activities:

       Dividends paid                                   574           589

       Net increase ( decrease) in cash                 (14)          (21)

       Cash, beginning of period                         44            49

       Cash, end of period                            $  30         $  28
















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

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At September 30, 2008, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

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

With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the third quarter of 2008 with the preceding second quarter of 2008 and the third quarter of 2007, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $212,000, $185,000, and $210,000, respectively.


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


Date:  November 3, 2008