Form 10-K
period 2008-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2009-03-27
CIK 78838

PITTSBURGH & WEST VIRGINIA
RAILROAD
(a Pennsylvania business trust)





2008
ANNUAL REPORT and 10-K

PITTSBURGH & WEST VIRGINIA RAILROAD
#2 Port Amherst Drive
Charleston, West Virginia 25306




April 14, 2009

To the Shareholders

   Pittsburgh & West Virginia Railroad ("the Trust") has elected to be treated for tax purposes as a real estate investment trust. As such, the Trust is not required to pay federal corporate income taxes on any of its taxable income that is distributed to shareholders. It has been the Trust's policy to distribute as dividends all of its ordinary taxable income.

   The Trust's only line of business is the ownership of a small railroad running from western Pennsylvania to the eastern section of Ohio. The railroad is under long-term lease to Norfolk Southern Corporation
(NSC) for a fixed rental of $915,000 per year. This amount, equivalent to 60 cents per share, is the only cash income to the Trust. All cash available, after payment of administrative expenses, is distributed as dividends. This net cash flow amounted to $ 770,000 or 51 cents per share in 2008, and dividends of 51 cents were distributed. Income and distributions in the prior year were $781,000 and 52 cents respectively. A quarterly dividend of 12 cents per share was paid on March 31, 2009, to shareholders of record March 10, 2009.

   The lease with NSC requires accounting for substantial amounts of non-cash rental. These amounts do not increase cash flow or net income and are not reported in our published financial statements.

   Included in this report is our 2008 annual report to the Securities and Exchange Commission on Form 10-K.

   Enclosed is the proxy material for the Annual
Shareholders meeting to be held in Charleston, West
Virginia, on May 14, 2009. Please sign and return the proxy card promptly.

For the Trustees,


/s/ Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board

/s/ Herbert E. Jones, III
Herbert E. Jones, III
President




SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

Commission File Number 1-5447

PITTSBURGH & WEST VIRGINIA RAILROAD
(Exact name of registrant as specified in its charter)

      Pennsylvania
(State of organization)

25-6002536
(I.R.S. Employer Identification No.)

#2 Port Amherst Drive, Charleston, WV
(Address of principal executive offices)

25306-6699
(Zip Code)

Registrant's telephone number, including area code
(304) 926-1124

Securities Registered Pursuant to Section 12(b) of the
Act:


  Title of each class

Shares of beneficial interest,
   without par value

Name of each exchange
on which registered

American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the
Act:   None

Indicate by check mark if the registrant is a well-
known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes    No      X

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.
See definition of "large accelerated filer, accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer
Accelerated  filer	  Non-accelerated filer
Smaller Reporting Company  __X_

Indicate by check mark whether the registrant is a
shell company (as defined in
Rule 12b-2 of the Act.     Yes        No       X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 25, 2009 was $ 16,413,700.

At February 25, 2009, there were 1,510,000 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to Robert R. McCoy, Vice President and Secretary-
Treasurer, #2 Port Amherst Drive, Charleston, WV
25306.

   The information required by Part III hereof is incorporated by reference from Registrant's Proxy
Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

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

   There are no employees. The accounting services and other general administrative services are provided through a contract with the Vice President, Secretary/Treasurer. The investor relations services are provided by a third-party shareholder services company.

Item 1B Unresolved Staff Comments

None

Item 2   PROPERTIES

   The properties leased to NSC consist of 112 miles of main line road extending from Pittsburgh Junction, Ohio, through parts of West Virginia,to
Connellsville, Pennsylvania and approximately 20 miles of branch lines and real estate used in the operation of the railroad.

   The more significant provisions of the lease applicable to the properties are:

   NSC at its own expense and without deduction from the rent, will maintain, manage and operate the leased property and make such improvements thereto as it considers desirable. Such improvements made by NSC become the property of the Registrant, and the cost thereof constitutes a recorded indebtedness of Registrant to NSC. The indebtedness is offset when non-cash rental is recorded over the depreciable life of the improvements. Such part of the leased property as is, in the opinion of NSC, not necessary, may be disposed of. The proceeds of any disposition are retained by NSC and constitute an indebtedness of NSC to Registrant. These amounts are due and payable upon termination of the lease, whether by default or expiration. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow or net income as they are charged to NSC's settlement account with no requirement for payment except at termination of the lease. Because of the indeterminate settlement date for these items, such transactions and balances have not been reported in the financial statements since 1982.

   Upon termination of the lease, all properties covered by the lease would be returned to Registrant, together with sufficient cash and other assets to permit operation of the railroad for one year. In addition, the balance of the settlement account as described in the preceding paragraph would be provided to the Registrant. The amount of the settlement account was $ 15,271,613 at December 31, 2008.

  Following is summary financial data for Norfolk
Southern Corporation (NSC), the lessee of the Registrant's properties, as reported in the NSC Form
10-K filed February 18, 2009:

NORFOLK SOUTHERN CORPORATION AND
SUBSIDIARIES

($ in millions, except per share amounts)
				      2008	2007	2006	 2005	 2004
RESULTS OF OPERATIONS
Railway operating revenues        $ 10,661    $9,432  $9,407   $8,527  $7,312
Railway operating expenses	     7,577     6,847   6,850	6,410	5,610
Income from railway operations       3,084     2,585   2,557	2,117	1,702
Other income-net		       110	  93	 149	   74	   76
Interest expense on debt	       444	 441	 476	  494	  489
     Income from continuing
     operations before income tax
     and accounting changes	      2,750    2,237   2,230	1,697	1,289
Provision for income taxes	      1,034	 773	 749	  416	  379
     Income from continuing
     operations before accounting
     changes	       		      1,716    1,464   1,481	1,281	  910
     Discontinued operations	          -	   -       -       -	   -
     Cumulative effect of changes in
     accounting  principles, net of taxes -        -       -       -       -
		   Net income	    $ 1,716   $1,464  $1,481   $1,281	$ 910

PER SHARE DATA
     Income from continuing
     operations before accounting
     changes - basic	              $4.60    $3.74   $3.63	$3.17	$2.31
           - diluted	              $4.52    $3.68   $3.57	$3.11	$2.28
        Net income - basic	      $4.60    $3.74   $3.63	$3.17	$2.31
     Dividends - diluted	      $4.52    $3.68   $3.57	$3.11	$2.28
     Dividends	                      $1.22    $0.96   $0.68	$0.48	$0.36
     Stockholders' equity at
      Year end	                     $26.23   $25.64  $24.19   $22.63  $19.92

FINANCIAL POSITION
    Total assets                    $26,297  $26,144 $26,028  $25,859 $24,748
    Total long-term debt,
     including current maturities
				  $  6,667    $6,368  $6,600   $6,930  $7,525
    Stockholders' equity	  $  9,607    $9,727  $9,615   $9,276  $7,977

Item 3   LEGAL PROCEEDINGS

   There were no legal proceedings.


Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter to a vote of security holders.

PART II

Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS AND ISSUER
         PURCHASES OF EQUITY SECURITIES

   Registrant's shares are listed for trading on the American Stock Exchange under the symbol of "PW".
At February 25, 2009, there were approximately 654 holders of record of registrant's shares of beneficial interest.

Stock Market and Dividend information per share of beneficial interest.

	                           2008 Quarters Ended

	     			3/31     6/30	 9/30    12/31
Sales price of traded shares
   High......................	$9.50	$10.25	$10.25	$14.90
   Low......................	 9.00	  9.06	  9.05	  8.10
Dividends paid			  .12	   .13	   .13	   .12

	                           2007 Quarters Ended

	    			3/31	6/30	9/30	12/31
Sales price of traded shares
   High......................	$9.65	$9.45	$9.45	$9.50
   Low......................	 8.74	 8.90	 8.87	 9.00
	Dividends paid		  .13	  .13	  .13	  .13

Sales price of traded shares	February 25, 2009
   High......................	$10.90
   Low......................	 10.74

   It is the Registrant's intention to continue distributing quarterly dividends. A quarterly dividend of $.12 per share is payable March 31, 2009 to shareholders of record on March 10, 2009.

Item 6   SELECTED FINANCIAL DATA

     ($Thousands, except per share amounts)

   			2008	2007	2006	2005	2004

Revenues	 	$915	$915	$915	$915	$915
Income available for
   distribution		 770	 781	 789	 780	 805
Net income		 770	 781	 789	 780	 805
Total assets		9,195	9,196	9,199	9,204	9,209
Per share amounts:
   Net income		.51	.52	.52	.52	.53
Income available for
distribution		.51	.52	.52	.52	.53
Cash dividends		.51	.52	.52	.52	.51

Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  All of the Registrant's railroad properties are leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (NSC), for 99 years, with unlimited renewals on the same terms. Cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods. This cash rental is the only source of funds. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow or net income as they are charged to NSC's settlement account with no requirement for payment, except at termination or non renewal of the lease. Due to the indeterminate settlement date, these additional rental amounts are not recorded for financial reporting purposes, as previously discussed in Item 2. Income available for distribution in 2008 and in 2007 was approximately
$770,000 and $781,000, respectively.

  Registrant's only cash outlays, other than dividend payments, are for general and administrative expenses, which include professional fees, office rental and director's fees. Professional fees have increased primarily due to the costs of complying with the requirements of the Sarbanes-Oxley Act of 2002.
Stock exchange fees and costs related to shareholder services have also increased. The leased properties are maintained entirely at NSC's expense.

  Since cash revenue is fixed in amount and outlays for general and administrative expenses are relatively modest, inflation has had no material impact on the Registrant's reported net income for the past three years. Although recent inflationary trends have been relatively low, annual rental income is a fixed amount for the current lease term and any renewal periods, and inflation could affect the real dollar value of the rental income over time. Changes in inflationary trends could also affect the general and administration expenses.

Item 7A   QUANTITATIVE AND QUALITATIVE
          DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Quarterly financial data (in $thousands, except per share amounts)

2008			1st Qtr.   2nd Qtr.  3rd Qtr.	4th Qtr.

Revenues	          $229	    $229       $229	 $228
Net income		   163	     185	212	  210
Per share		   .11	     .12	.14       .14

2007

Revenues	         $229	    $229       $229	 $228
Net income		  171	     188	210	  212
Per share		  .11	     .12	.14	  .14

  Detailed financial statements of Registrant appear on pages F-3 through F-8 of this report. Per share data for the year is slightly different from the sum of four quarters due to rounding.


Item 9   CHANGES IN AND DISAGREEMENTS
         WITH AUDITORS' ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

   None

Item 9A(T)   CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule
13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the Registrant's required SEC filings is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

  There have been no significant changes in the Registrant's internal controls or in other factorS that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

  Changes in Internal Control over Financial Reporting

  We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Registrant and that our policies and procedures are followed. There have been no changes in our internal control during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls.

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

  Management conducted an evaluation of the effectiveness of the Registrant's internal control over financial reporting based on the framework in Internal
Control - Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.


     PART III


Item 10   DIRECTORS AND EXECUTIVE OFFICERS
          OF REGISTRANT

  This information is incorporated herein by reference to Registrant's 2008 Proxy Statement.

Item 11   EXECUTIVE COMPENSATION

Compensation of Vice President and Secretary and Treasurer

  Robert McCoy currently serves as the Vice
President and Secretary and Treasurer, and is paid an annual fee of $9,000, which is payable in quarterly installments of $2,250 by the Company for his services.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	   AND MANAGEMENT

  Management's ownership of Registrant's shares of beneficial interest as of February 25, 2009.


                               Shares	 Percent of
                  	 Beneficially	Outstanding
      Name 	                Owned     Shares

Virgil E. Wenger, Trustee	   200	   0.013
Herbert E. Jones, Jr.,Trustee	 4,000	   0.265
Larry R. Parsons, Trustee	12,500	   0.828
Herbert E. Jones, III, Trustee
and President		             0	   0.000
Robert R. McCoy
Vice President and Secretary-
Treasurer		             0	   0.000

  All trustees and officers
    as a group (5 persons)	16,700	   1.106


Item 13   CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

  This information is set forth in Registrant's 2008
Proxy Statement, which is incorporated herein by reference.


Item 14   PRINCIPAL ACCOUNTING FEES AND
          SERVICES

  This information is set forth in Registrant's 2008
Proxy Statement, which is incorporated herein by reference.


PART IV


Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K

(a) Exhibits
      Exhibit 1.1 A list of all financial statements and financial statement schedules filed as part of this report is set forth on page F-1 herein.
      Exhibit 1.2  - all the exhibits listed below
      are incorporated herewith by reference to Form 8 Amendment to Annual Report on Form
      10-K for the year ended December 31, 1988:

           2.1	Plan and Agreement of Reorganization,
                dated February 18, 1967, between
                Pittsburgh & West Virginia Railroad
                and The Pittsburgh and West Virginia
                Railway Company
           2.2	Amendment No. 1 to Plan and Agreement
                of Reorganization dated February 18,
                1967, between The Pittsburgh and West
                Virginia Railway Company and
                Pittsburgh & West Virginia Railroad.
           3.1	Pittsburgh & West Virginia Railroad
                Declaration of Trust dated February 18,
                1967.
           3.2	Pittsburgh & West Virginia Railroad
                Regulations.
          10.1  Lease of railroad properties, dated
                July 12, 1962,between the Pittsburgh
                and West Virginia Railway Company and
                Norfolk and Western Railway Company.
          10.2  Assignment of lease by The Pittsburgh
                and West Virginia Railway Company to
                Pittsburgh & West Virginia Railroad.


      Exhibit 31.1 - Section 302 Certification for
      Herbert E. Jones, Jr.
      Exhibit 31.2 - Section 302 Certification for
      Herbert E. Jones, III
      Exhibit 31.3 - Section 302 Certification for Robert R. McCoy
      Exhibit 99 - Section 906 Certification for
      Herbert E. Jones, Jr., Herbert E. Jones, III, and Robert R. McCoy


(b) No report on Form 8-K was filed during the fourth quarter of 2008.

SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PITTSBURGH & WEST VIRGINIA RAILROAD


By /s/ Robert R. McCoy
   Robert R. McCoy
   Vice President and Secretary-Treasurer

Date: March 27, 2009


  Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Herbert E. Jones, Jr
Herbert E. Jones, Jr.
Chairman of the Board and Trustee

/s/ Herbert E. Jones, III
Herbert E. Jones, III
President and Trustee

Date:  March 27, 2009

















Audited Financial Statements

PITTSBURGH & WEST VIRGINIA RAILROAD

Years Ended December 31, 2008 and 2007



TABLE OF CONTENTS

Page

Report of Independent Registered
Public Accounting Firm                         F-2

Financial Statements:

    Balance Sheet                              F-3

    Statement of Operations                    F-4

    Statement of Changes
    in Shareholders' Equity                    F-5

    Statement of Cash Flows                    F-6

    Notes to Financial Statements	F-7 - F- 9












REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM



To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

  We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad, a Pennsylvania business trust (the Trust), as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. The
Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of
December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.


/s/Gibbons & Kawash
March 11, 2009


PITTSBURGH AND WEST VIRGINIA RAILROAD
BALANCE SHEET
December 31, 2008 and 2007

ASSETS	                                            2008         2007

Cash		                                   $44,505	$44,270
Net investment in capital lease	                 9,150,000    9,150,000

                                                $9,194,505   $9,194,270


LIABILITIES AND SHAREHOLDERS' EQUITY

Shareholders' equity:
Shares of beneficial interest, without par value:
Authorized number of shares - unlimited;
issued and outstanding - 1,510,000 shares
at December 31, 2008 and 2007	                $9,145,359    $9,145,359
Retained earnings		                    49,146        48,911

                                                $9,194,505    $9,194,270





The accompanying notes are an integral part of these financial statements.

F-3

PITTSBURGH AND WEST VIRGINIA RAILROAD
STATEMENT OF OPERATIONS
December 31, 2008 and 2007

                            2008       2007       2006

Interest income
from capital lease	$ 915,000   $915,000    $915,000
Less general and
administrative expenses	  144,665    134,919	 125,804

      Net income	$ 770,335   $780,081	$789,196

Per share:
   Net income	           $0.51       $0.52	   $0.52




The accompanying notes are an integral part of these financial statements.

F-4

PITTSBURGH AND WEST VIRGINIA RAILROAD
STATEMENT OF CHANGES IN SHAREHOLDERS'EQUITY
December 31, 2008 and 2007

				       Shares of
				      Beneficial	Retained
				        Interest        Earnings

Balance at December 31, 2005	      $9,145,359	$50,034

Net income		                       -        789,196
Cash dividends paid ($.52 per share)	       -      (785,200)

Balance at December 31, 2006		9,145,359	 54,030

Net income		                       -        780,081
Cash dividends paid ($.52 per share)	       -      (785,200)

Balance at December 31, 2007		9,145,359	 48,911

Net income                      		-       770,335
Cash dividends paid ($.51 per share)		-     (770,100)

Balance at December 31, 2008	       $9,145,359	$49,146








The accompanying notes are an integral part of these financial statements.

F-5

PITTSBURGH AND WEST VIRGINIA RAILROAD
STATEMENT OF CASH FLOWS
December 31, 2008 and 2007

						   2008	      2007	   2006

Cash flows from operating activities:
Net income		                       $770,335	    $780,081	$789,196
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Decrease in accounts payable
 and accrued liabilities		             - 		-     	 (8,950)

  Net cash provided by operating activities	770,335	     780,081	 780,246

Cash flows used in financing activities
Dividends paid                                (770,100)    (785,200)   (785,200)

  Net increase (decrease) in cash		   235       (5,119)     (4,954)

Cash, beginning of year                         44,270       49,389       54,343

Cash, end of year	                       $44,505	    $44,270	 $49,389






The accompanying notes are an integral part of these financial statements.

F-6


PITTSBURGH AND WEST VIRGINIA RAILROAD
NOTES TO FINANCIAL STATEMENTS

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

  Prior to 1983, the lease was accounted for as an operating lease in accordance with the Statement of Financial Accounting Standards (SFAS) No. 13,
"Accounting for Leases," because the railroad assets as accounted for under "betterment accounting" were considered similar to land. Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from "betterment accounting" (which was

F-7

2-CAPITAL LEASE (continued)

previously used by the Trust and most railroads) to "depreciation accounting."The leased assets, under
"depreciation accounting," are no longer similar to land; and, effective January 1, 1983, under the provisions of Statement No. 13, the lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under the lease. The lease may be terminated by the lessee either by expiration of the initial or any renewal term, or by default of Norfolk Southern. In the event of termination, Norfolk Southern is obligated to return to the Trust all properties covered by the lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year, and to settle the noncash settlement account described in Note 3.

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

  At December 31, 2008 and 2007, the noncash settlement account had a balance of $15,271,613 and $14,933,273, respectively, receivable from Norfolk
Southern. The account will not be settled until the expiration of the lease, whether by default or nonrenewal. Because of the indeterminate settlement date of the account, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.

F-8

4 - INCOME TAXES

  The Trust was organized as a Pennsylvania business trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust.
As such, the Trust is exempt from Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income. Dividends distributed for the years ended December 31, 2008, 2007, and 2006, were comprised entirely of ordinary income.


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


6 - CONTINGENCY

  Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk
Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At
December 31, 2008, all net assets are covered by the lease.

  The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

F-9


7 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

  The following presents a summary of the
unaudited quarterly financial information for the years ended December 31, 2008 and 2007:


		     1st Quarter  2nd Quarter  3rd Quarter  4th Quarter

Year Ended
December 31, 2008

     Revenue	      $228,750	   $228,750	$228,750     $228,750

     Net income	      $163,605	   $184,955	$211,692     $210,083

     Net income
      per share	          $.11	      $.12	    $.14	 $.14

Year Ended
December 31, 2007

     Revenue	      $228,750	  $228,750	$228,750     $228,750

     Net income	      $170,873	  $187,638	$209,792     $211,777

     Net income
      per share	          $.11	      $.12	    $.14	 $.14



F-10