Form 10-K/A
period 2007-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2009-04-07
CIK 78838

PITTSBURGH & WEST VIRGINIA RAILROAD
(a Pennsylvania business trust)





2007
ANNUAL REPORT and 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
Amendment No. 2 to
FORM 10-K


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


Title of each class
Shares of beneficial interest

Name of each exchange
on which registered

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

Large accelerated filer _______

Accelerated  filer _________

Non-accelerated filer _______

Smaller Reporting Company  __X___

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission ("SEC") on
March 31, 2008 (the "Original Annual Report").
This Amendment revises management's assessment of internal control over financial reporting to include a conclusion as to the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 in Item 9A. Management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective.
The Amendment also revises management's
evaluation of disclosure controls and procedures to include the evaluation being conducted as of the end of period covered by the report and to further clarify the conclusion of management's evaluation of disclosure controls and procedures. The
Amendment also includes revised disclosures relating to Item 1 Business, to provide further information related to employees of the business;
Item 2 Properties, to provide further information of the terms of the lease agreement upon termination of the lease; and Item 5 was revised to include the sales price of traded shares as of the latest practicable date We are also filing amended Exhibit
31.1, Section 302 Certification - Herbert E. Jones, Jr.,
Exhibit 31.2, Section 302 Certification -
Herbert E. Jones III, Exhibit 31.3, Section 302
Certification for Robert R McCoy, and Exhibit 99,
Section 906 Certification for Herbert E. Jones, Jr.,
Herbert E. Jones, III, and Robert R. McCoy.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report.
This Amendment does not reflect events occurring after the filing of the Original Annual Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original
Annual Report, including any amendments to those filings.

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

There are no employees. The accounting services and other general administrative services are provided through a contract with the Vice President, Secretary/Treasurer. The investor relations services are provided by a third party investor service company.

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

The more significant provisions of the lease applicable to the properties are:

NSC at its own expense and without deduction from the rent, will maintain, manage and operate the leased property and make such improvements thereto as it considers desirable. Such improvements made by NSC become the property of the Registrant, and the cost thereof constitutes a recorded indebtedness of Registrant to NSC. The indebtedness is offset when non-cash rental is recorded over the depreciable life of the improvements. Such part of the leased property as is, in the opinion of NSC, not necessary, may be disposed of. The proceeds of any disposition are retained by NSC and constitute an indebtedness of NSC to Registrant. These amounts are due and payable upon termination of the lease, whether by default or expiration. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow or net income as they are charged to NSC's settlement account with no requirement for payment, except at termination of the lease. Because of the indeterminate settlement date for these items, such transactions and balances have not been reported in the financial statements since 1982.

Upon termination of the lease, all properties covered by the lease would be returned to Registrant, together with sufficient cash and other assets to permit operation of the railroad for one year. In addition, the balance of the settlement account as described in the preceding paragraph would be provided to the Registrant. The amount of the settlement account was 14,933,273 as of December 31, 2007.

Following is summary financial data for Norfolk
Southern Corporation (NSC), the lessee of the Registrant's properties, as reported in the NSC Form
10-K filed February 15, 2008:

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

($ in millions, except per share amounts)
				  2007  2006	 2005	2004	 2003
RESULTS OF OPERATIONS
Railway operating revenues	$9,432	$9,407	$8,527	$7,312	$6,468
Railway operating expenses	 6,847	 6,850	 6,410	 5,610	 5,404
Income from railway operations	 2,585	 2,557	 2,117	 1,702	 1,064
Other income-net		    93	   149	    74	    76	    19
Interest expense on debt	   441	   476	   494	   489	   497
Income from continuing
operations before income tax
and accounting changes		2,237	 2,230	 1,697	 1,289	   586

Provision for income taxes	  773	   749	   416	   379	   175
Income from continuing
operations before accounting
changes		                1,464	 1,481	 1,281	   910	   411
Discontinued operations		   -        -       -	    -	    10
Cumulative effect of changes in
accounting  principles,
net of taxes                       -        -       -       -      114
Net income	               $1,464	$1,481	$1,281	  $910	  $535

PER SHARE DATA
Income from continuing
operations before accounting
changes - basic	                $3.74	$3.63	$3.17	$2.31	$1.05
- diluted	                $3.68	$3.57	$3.11	$2.28	$1.05
Net income - basic	        $3.74	$3.63	$3.17	$2.31	$1.37
Dividends - diluted	        $3.68	$3.57	$3.11	$2.28	$1.37
Dividends	                $0.96	$0.68	$0.48	$0.36	$0.30
Stockholders' equity at
Year end	               $25.64  $24.19  $22.63  $19.92  $17.83

FINANCIAL POSITION
Total assets	              $26,144 $26,028 $25,859 $24,748 $20,596
Total long-term debt,
including current maturities
			       $6,368  $6,600  $6,930  $7,525  $7,160
Stockholders' equity	       $9,727  $9,615  $9,276  $7,977  $6,976

Item 3   LEGAL PROCEEDINGS

There were no legal proceedings.


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.


PART II


Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

   Registrant's shares are listed for trading on the American Stock Exchange under the symbol of "PW".
At February 29, 2008, there were approximately 685 holders of record of registrant's shares of beneficial interest.


Stock Market and Dividend information per share of beneficial interest.

2007 Quarters Ended

                                 3/31    6/30    9/30   12/31
Sales price of traded shares
 High......................	$9.65	$9.45	$9.45	$9.50
 Low......................	 8.74	 8.90	 8.87	 9.00
Dividends paid		          .13	  .13     .13     .13

2006 Quarters Ended

	                         3/31    6/30    9/30   12/31
Sales price of traded shares
 High......................	$9.40	$9.25	$9.30	$9.19
 Low......................	 8.90	 8.20	 8.66	 8.65
Dividends paid		          .13	  .13	  .13     .13

Sales price of traded shares	February 29, 2008
 High......................	$9.49
 Low......................	 9.28


It is the Registrant's intention to continue distributing quarterly dividends. A quarterly dividend of $.13 per share is payable March 31, 2008 to shareholders of record on March 10, 2008.

Item 6   SELECTED FINANCIAL DATA

($Thousands, except per share amounts)

                       2007   2006   2005  2004  2003

Revenues	       $915   $915   $915  $915	 $915
Income available for
   distribution		781    789    780   805   799
Net income		781    789    780   805   799
Total assets	      9,196  9,199  9,204 9,209	9,190
Per share amounts:
   Net income		.52    .52   .52    .53   .53
   Income available for
distribution		.52    .52   .52    .53   .53
Cash dividends		.52    .52   .52    .51   .53


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

Item 7A   QUANTITATIVE AND QUALITATIVE
          DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly financial data (in $thousands, except per share amounts)

2007		1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
Revenues	 $229	   $229       $229	$228
Net income        171       188        210       212
Per share         .11       .12        .14       .14

2006
Revenues         $229	   $229	      $229	$228
Net income        173       195        210       211
Per share         .11       .12        .14       .14

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

Management conducted an evaluation of the effectiveness of the Registrant's internal control over financial reporting based on the framework in Internal
Control - Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

PART III


Item 10   DIRECTORS AND EXECUTIVE
          OFFICERS OF REGISTRANT

This information is incorporated herein by reference to Registrant's 2008 Proxy Statement.

Item 11   EXECUTIVE COMPENSATION

Not applicable.


Item 12   SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

Management's ownership of Registrant's shares of beneficial interest as of February 29, 2008.


                       Shares  Percent of
                 Beneficially  Outstanding
 Name 	                Owned    Shares

Virgil E. Wenger,
Trustee                   200	 0.013
Herbert E. Jones, Jr.
,Trustee                4,000	 0.265
Larry R. Parsons,
Trustee                12,500	 0.828
C. Howard Capito,
Trustee                 1,000	 0.066
Herbert E. Jones, III,
Trustee and President       0	 0.000
All trustees
and officers
as a group (6 persons) 17,700    1.172


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

Exhibits(a)

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

Date: April 7, 2009


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board and Trustee

/s/ Herbert E. Jones, III
Herbert E. Jones, III
President and Trustee


Date: April 7,2009


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