Form 10-Q/A
period 2008-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2009-04-07
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                               Amendment No. 1 to
                                 FORM 10-Q

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


EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission ("SEC") on May 13, 2008 (the "Original Quarterly Report"). This amendment revises Exhibit 31.1,
Section 302 Certification for Herbert E. Jones, Jr., Exhibit 31.2,
Section 302 Certification for Herbert E. Jones III, Exhibit 31.3,
Section 302 Certification for Robert R McCoy, and Exhibit 99,
Section 906 Certification for Herbert E. Jones, Jr.,
Herbert E. Jones, III, and Robert R. McCoy.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report, or modify or update those disclosures, including the exhibits to the Original Quarterly Report, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITTSBURGH & WV RAILROAD



/s/Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board



/s/Robert R. McCoy
Robert R. McCoy
Secretary and Treasurer


Date:  April 7, 2009