Form 10-Q/A
period 2008-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2009-04-07
CIK 78838

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


EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission ("SEC") on November 3, 2008 (the "Original Quarterly Report"). This amendment revises Exhibit 31.1,
Section 302 Certification for Herbert E. Jones, Jr., Exhibit 31.2,
Section 302 Certification for Herbert E. Jones III, Exhibit 31.3,
Section 302 Certification for Robert R McCoy, and Exhibit 99,
Section 906 Certification for Herbert E. Jones, Jr.,
Herbert E. Jones, III, and Robert R. McCoy.

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