Form 10-Q
period 2009-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2009-05-14
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      March 31, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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
                               (Unaudited)

                                 Three Months Ended
                                     March 31,
                                  2009        2008
INCOME AVAILABLE FOR
 DISTRIBUTION:

Interest income from
    capital lease                $ 229       $ 229

Less general and
     administrative expense         77          65

NET INCOME                       $ 152       $ 164
Per Share:
(1,510,000 average shares
outstanding)

Net Income                       $ .10       $ .11
Cash Dividends                   $ .12       $ .13







The accompanying notes are an integral part of these financial statements.


                    PITTSBURGH & WEST VIRGINIA RAILROAD
                                   FORM 10-Q

                                 BALANCE SHEET
                             (Dollars in Thousands)

                                        (Unaudited)             (Audited)
                                         March 31              December 31
                                           2009                    2008
ASSETS

Net investment in capital lease          $ 9,150                $ 9,150
Cash                                          15                     44
                                         $ 9,165                $ 9,194

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


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                     FORM 10-Q

                               STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                       2009          2008
Cash flows from operating activities:
       Net income                                     $ 152         $ 164
       Adjustment to reconcile net income to net cash provided by operating activities:

       Increase in accounts payable and accrued
          liabilities                                    -             11

        Net cash provided by operating activities     $ 152         $ 175

Cash flows used in financing activities:

       Dividends paid                                   181           196

       Net increase ( decrease) in cash                 (29)          (21)

       Cash, beginning of period                         44            44

       Cash, end of period                            $  15         $  23
















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

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At March 31, 2009, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

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

With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2009 with the preceding fourth quarter of 2008 and the first quarter of 2008, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $152,000, $210,000, and $164,000, respectively.


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

Item 4T.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the Registrant's required SEC filings is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no significant changes in the Registrant's internal controls or in other factors that that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Registrant and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the first quarter that have materially affected, or are reasonable likely to materially affect such controls.


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

PITTSBURGH & WV RAILROAD



/s/Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board


Date:  May 14, 2009


/s/Robert R. McCoy
Robert R. McCoy
Secretary and Treasurer


Date:  May 14, 2009