Form 10-Q
period 2009-06-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2009-08-13
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      June 30, 2009

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

Large accelerated filer _____	Accelerated filer _____	Non-accelerated
filer ____ Smaller Reporting Company  __X____


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

Yes _____	No __X__


                     PITTSBURGH & WEST VIRGINIA RAILROAD
                                   FORM 10-Q

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practible date.

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
                               (Unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                  2009        2008      2009        2008
INCOME AVAILABLE FOR
 DISTRIBUTION:

Interest income from
    capital lease                $ 229       $ 229       $ 458       $ 458

Less general and
     administrative expense         50          44         127         109

NET INCOME                       $ 179       $ 185       $ 331       $ 349
Per Share:
(1,510,000 average shares
outstanding)

Net Income                       $ .12       $ .12       $ .22       $ .23
Cash Dividends                   $ .12       $ .12       $ .24       $ .25







The accompanying notes are an integral part of these financial statements.


                    PITTSBURGH & WEST VIRGINIA RAILROAD
                                   FORM 10-Q

                                 BALANCE SHEET
                             (Dollars in Thousands)

                                        (Unaudited)             (Audited)
                                          Jun 30,              December 31
                                           2009                    2008
ASSETS

Net investment in capital lease          $ 9,150                $ 9,150
Cash                                          13                     44
                                         $ 9,163                $ 9,194

LIABILITIES AND SHAREHOLDERS' EQUITY


Shareholders' equity:
Shares of beneficial interest, at no par
   value , 1,510,000 shares issued
   outstanding                             9,145                  9,145
Retained earnings                             18                     49

Total shareholders' equity                 9,163                  9,194

Total liabilities and shareholders'
equity                                   $ 9,163                $ 9,194















The accompanying notes are an integral part of these financial statements.


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                     FORM 10-Q

                               STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                       2009          2008
Cash flows from operating activities:
       Net income                                     $ 331         $ 349
       Adjustment to reconcile net income to net cash provided by operating activities:


        Net cash provided by operating activities     $ 331         $ 349

Cash flows used in financing activities:

       Dividends paid                                   362           378

       Net increase ( decrease) in cash                 (31)          (29)

       Cash, beginning of period                         44            44

       Cash, end of period                            $  13         $  15
















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

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At June 30, 2009, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

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

With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the second quarter of 2009 with the preceding first quarter of 2009 and the second quarter of 2008, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $179,000, $152,000, and $185,000, respectively.


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

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Registrant and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the second quarter that have materially affected, or are reasonable likely to materially affect such controls.


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

PITTSBURGH & WV RAILROAD



/s/Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board


Date:  August 13, 2009


/s/Robert R. McCoy
Robert R. McCoy
Secretary and Treasurer


Date:  August 13, 2009