Form 10-K
period 2009-12-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2010-03-26
CIK 78838

PITTSBURGH & WEST VIRGINIA RAILROAD
(a Pennsylvania business trust)





2009
ANNUAL REPORT and 10-K

PITTSBURGH & WEST VIRGINIA RAILROAD
#2 Port Amherst Drive
Charleston, West Virginia 25306




March 26, 2010

To the Shareholders

   Pittsburgh & West Virginia Railroad ("the Trust") has elected to be treated for tax purposes as a real estate investment trust. As such, the Trust is not required to pay federal corporate income taxes on any of its taxable income that is distributed to shareholders. It has been the Trust's policy to distribute as dividends all of its ordinary taxable income.

   The Trust's only line of business is the ownership of a small railroad running from western Pennsylvania to the eastern section of Ohio. The railroad is under long-term lease to Norfolk Southern Corporation (NSC) for a fixed rental of $915,000 per year. This amount, equivalent to 60 cents per share, is the only cash income to the Trust. All cash available, after payment of administrative expenses, is distributed as dividends. This net cash flow amounted to $ 750,000 or 50 cents per share in 2009, and dividends of 50 cents were distributed. Income and distributions in the prior year were $770,000 and 51 cents respectively. A quarterly dividend of 12 cents per share will be paid on March 31, 2010, to shareholders of record March 10, 2010.

   The lease with NSC requires accounting for substantial amounts of non-cash rental. These amounts do not increase cash flow or net income and are not reported in our published financial statements.

   Included in this report is our 2009 annual report to the Securities and Exchange Commission on Form 10-K.

   Enclosed is the proxy material for the Annual Shareholders meeting to be held in Charleston, West Virginia, on May 13, 2010. Please sign and return the proxy card promptly.

                            For the Trustees,



/s/ Herbert E. Jones, Jr.		/s/ Herbert E. Jones, III
Herbert E. Jones, Jr.			Herbert E. Jones, III
Chairman of the Board			President

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2009

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
 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (304) 926-1124

Securities Registered Pursuant to Section 12(b) of the Act:

   Name of each exchange              Title of each class
                                      on which registered


  American Stock Exchange       Shares of beneficial interest,
                                      without par value

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

Large accelerated filer           Accelerated  filer     Non-accelerated filer
Smaller reporting company  __X_


Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).     Yes                   No       X


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2009 was $15,568,100.

At February 22, 2010, there were 1,510,000 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange
Commission for the registrant may be sent to Robert R. McCoy, Vice President and Secretary-Treasurer, #2 Port Amherst Drive, Charleston, WV 25306.

   The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.


PART I


Item 1   BUSINESS

   Pittsburgh & West Virginia Railroad (Registrant) was organized in Pennsylvania in 1967, as a business trust, for the purpose of acquiring the business and property of a small leased railroad. The railroad was leased in 1964 to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation ("NSC"), by Registrant's predecessor company for 99 years with the right of unlimited renewal for additional
99 year periods under the same terms and conditions, including annual rent payments.



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



Item 1B UNRESOLVED STAFF COMMENTS

   None


Item 2   PROPERTIES

   The properties leased to NSC consist of 112 miles of main line road extending from Pittsburgh Junction, Ohio, through parts of West
Virginia, to Connellsville, Pennsylvania and approximately 20 miles of branch lines and real estate used in the operation of the railroad.

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

   Upon termination of the lease, all properties covered by the lease would be returned to Registrant, together with sufficient cash and other assets to permit operation of the railroad for one year. In addition, the balance of the settlement account as described in the preceding paragraph would be provided to the Registrant. The amount of the settlement account was $15,609,762 at December 31, 2009.

   Following is summary financial data for Norfolk Southern
Corporation (NSC), the lessee of the Registrant's properties, as reported in the NSC Form 10-K filed February 17, 2010:

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

		($ in millions, except per share amounts)
			           2009	   2008	   2007	  2006	  2005
RESULTS OF OPERATIONS
 Railway operating revenues       $7,969 $10,661 $9,432	 $9,407	 $8,527
 Railway operating expenses        6,007   7,577  6,847	  6,850	  6,410
 Income from railway operations    1,962   3,084  2,585	  2,557	  2,117
 Other income-net                    127     110     93	    149	     74
 Interest expense on debt            467     444    441	    476	    494
   Income from continuing
   Operations before income tax    1,622   2,750  2,237	  2,230	  1,697
 Provision for income taxes          588   1,034    773	    749	    416
   Net income                     $1,034  $1,716 $1,464	 $1,481	 $1,281






PER SHARE DATA
 Net income - basic		   $2.79   $4.58  $3.73	  $3.62	  $3.17
	    - diluted	           $2.76   $4.52  $3.68	  $3.57	  $3.11
 Dividends	                   $1.36   $1.22  $0.96	  $0.68	  $0.48
 Stockholders' equity at
   year end	                  $28.06  $26.23 $25.64	 $24.19	 $22.63


FINANCIAL POSITION
 Total assets	                $27,369	$26,297 $26,144	$26,028	$25,859
 Total debt	                $ 7,153	 $6,667	 $6,368	 $6,600	 $6,930
 Stockholders' equity	        $10,353	 $9,607	 $9,727	 $9,615	 $9,276


Item 3   LEGAL PROCEEDINGS

There were no legal proceedings.


Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.


PART II


Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
OF EQUITY SECURITIES

Registrant's shares are listed for trading on the American Stock
Exchange under the symbol of "PW". At February 22, 2010, there were approximately 630 holders of record of registrant's shares of beneficial interest.


Stock Market and Dividend information per share of beneficial interest.

	2009 Quarters Ended

                                           3/31   6/30     9/30     12/31
        Sales price of traded shares
		High......................$14.28  $11.61  $11.10    $11.91
		Low......................  10.10   10.01    9.69     10.19
	Dividends paid		             .12     .12     .13       .13

	2008 Quarters Ended

                                           3/31   6/30     9/30     12/31
	Sales price of traded shares
		High......................$9.50 $10.25  $10.25    $14.90
		Low......................  9.00   9.06    9.05      8.10
	Dividends paid		            .12    .13     .13       .12


	Sales price of traded shares		February 22, 2010
		High......................	     $	 10.98
		Low......................	         10.97




It is the Registrant's intention to continue distributing quarterly dividends. A quarterly dividend of $.12 per share is payable March 31, 2010 to shareholders of record on March 10, 2010.

Item 6   SELECTED FINANCIAL DATA

($Thousands, except per share amounts)

                           2009	   2008	   2007	   2006	   2005

Revenues	          $915    $915	  $915	  $915	  $915
Income available for
   distribution		   750	   770	   781	   789	   780
Net income		   750     770	   781	   789	   780
Total assets		 9,190   9,195	 9,196	 9,199	 9,204
Per share amounts:
   Net income		   .50     .51	   .52	   .52	   .52
   Income available for
distribution		   .50     .51	   .52     .52	   .52
Cash dividends		   .50     .51	   .52	   .52	   .52


Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   All of the Registrant's railroad properties are leased to Norfolk and Western Railway Company, now known as Norfolk Southern
Corporation (NSC), for 99 years, with unlimited renewals on the same terms. Cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods. This cash rental is the only source of funds. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow or net income as they are charged to NSC's settlement account with no requirement for payment, except at termination or non renewal of the lease. Due to the indeterminate settlement date, these additional rental amounts are not recorded for financial reporting purposes, as previously discussed in Item 2. Income available for distribution in 2009 and in 2008 was approximately $750,000 and $770,000, respectively.

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


Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Quarterly financial data (in $thousands, except per share amounts)

2009	        1st Qtr.  2nd Qtr. 3rd Qtr.   4th Qtr.

Revenues        $229	   $229	    $229       $228
Net income	 152	    179	     208	212
Per share        .10	    .12	     .14        .14

2008

Revenues       $229       $229	    $229       $228
Net income	163	   185	     212	210
Per share	.11	   .12	     .14	.14

Detailed financial statements of Registrant appear on pages F-3 through F-10 of this report. Per share data for the year is slightly different from the sum of four quarters due to rounding.



Item 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

   Management conducted an evaluation of the effectiveness of the Registrant's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.


     PART III


Item 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

   This information is incorporated herein by reference to Registrant's 2009 Proxy Statement.

Item 11   EXECUTIVE COMPENSATION

Compensation of Vice President and
Secretary and Treasurer

   Robert McCoy currently serves as the Vice
President and Secretary and Treasurer, and is paid an annual fee of $12,000, which is payable in quarterly installments of $3,000 by the Company for his services.


Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   Management's ownership of Registrant's
shares of beneficial interest as of February 22, 2010.

			         Percent of
			      Shares Beneficially  Outstanding
 Name 	                           Owned    	     Shares

Virgil E. Wenger, Trustee	     200	     0.013
Herbert E. Jones, Jr.,Trustee	   4,000	     0.265
Larry R. Parsons, Trustee	  12,500	     0.828
Herbert E. Jones, III, Trustee
   and President	               0	     0.000
David H. Lesser, Trustee	  22,825	     1.512
Robert R. McCoy
Vice President and Secretary-
Treasurer		               0

All trustees and officers
   as a group (6 persons)	  39,525             2.618


Item 13   CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

   This information is set forth in Registrant's
2009 Proxy Statement, which is incorporated herein by reference.


Item 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

   This information is set forth in Registrant's
2009 Proxy Statement, which is incorporated herein by reference.

PART IV


Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

	(a) Exhibits
	Exhibit 1.1 A list of all financial statements and financial statemen schedules filed as part of this report is set forth on page F-1 herein.
	Exhibit 1.2 - all the exhibits listed below are incorporated herewith by reference to Form 8 Amendment to Annual Report on Form 10-K for the year ended December
        31, 1988:

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


     (b)    No report on Form 8-K was filed during the fourth quarter of 2009.


SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PITTSBURGH & WEST VIRGINIA RAILROAD


By /s/ Robert R. McCoy
   Robert R. McCoy
   Vice President and Secretary-Treasurer

Date: March 26, 2010


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Herbert E. Jones, Jr		/s/ Herbert E. Jones, III
Herbert E. Jones, Jr.		            Herbert E. Jones, III
Chairman of the Board and Trustee	    President and Trustee



Date:  March 26, 2010

























Audited Financial Statements

PITTSBURGH & WEST VIRGINIA RAILROAD

Years Ended December 31, 2009 and 2008



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

    Notes to Financial Statements                F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM



To the Trustees and Shareholders
Pittsburgh & West Virginia Railroad

  We have audited the accompanying balance sheet of Pittsburgh & West Virginia Railroad, a Pennsylvania business trust (the Trust), as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. The
Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of
December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.


/s/Gibbons & Kawash
March 26, 2010

PITTSBURGH AND WEST VIRGINIA RAILROAD
BALANCE SHEET
December 31, 2009 and 2008




ASSETS	                                                    2009	2008

Cash                                                      $39,951     $44,505
Net investment in capital lease                         9,150,000   9,150,000

                                                       $9,189,951  $9,194,505

LIABILITIES AND SHAREHOLDERS' EQUITY

Shareholders' equity:
       Shares of beneficial interest, without par value:
                Authorized number of shares - unlimited;
                issued and outstanding
                   - 1,510,000 shares at
                December 31, 2009 and 2008             $9,145,359    $9,145,359
        Retained earnings                                  44,592        49,146

                                                       $9,189,951    $9,194,505



The accompanying notes are an integral part of these financial statements.

PITTSBURGH AND WEST VIRGINIA RAILROAD
STATEMENT OF OPERATIONS
December 31, 2009, 2008, and 2007

                                                 2009       2008       2007


Interest income from capital lease	       $915,000  $915,000  $915,000
Less general and administrative expenses        164,554   144,665   134,919

		Net income		       $750,446  $770,335  $780,081

Per share:
	Net income				  $0.50     $0.51     $0.52




The accompanying notes are an integral part of these financial statements.

PITTSBURGH AND WEST VIRGINIA RAILROAD
STATEMENT OF CHANGES IN SHAREHOLDERS'EQUITY
December 31, 2009, 2008, 2007, and 2006
Statement of Changes in Shareholders' Equity



						   Shares of
						   Beneficial	 Retained
						    Interest 	 Earnings

Balance at December 31, 2006		          $9,145,359    $ 54,030

	Net income				       -         780,081
	Cash dividends paid ($.52 per share)           -        (785,200)

Balance at December 31, 2007			  9,145,359 	  48,911

	Net income				       -         770,335
	Cash dividends paid ($.51 per share)	       -        (770,100)

Balance at December 31, 2008			  9,145,359       49,146

        Net income                                     -         750,446
        Cash dividends paid ($.50 per share)           -         755,000

Balance at December 31, 2009                    $9,145,359       $44,592



The accompanying notes are an integral part of these financial statements.

PITTSBURGH AND WEST VIRGINIA RAILROAD
STATEMENT OF CASH FLOWS
December 31, 2008, 2007, and 2006

				             2008       2007	   2006

Cash flows from operating activities:
Net income                                   $750,446   $770,335  $780,081


Cash flows used in financing activities

        Dividends paid                      (755,000) (770,100)  (785,200)

          Net increase (decrease) in cash     (4,554)      235     (5,119)

Cash, beginning of year                       44,505    44,270     49,389

Cash, end of year                            $39,951   $44,505    $44,270





The accompanying notes are an integral part of these financial statements.

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

   Prior to 1983, the lease was accounted for as an operating lease in accordance with the Financial Accounting Standards Board [FASB] ASC
840, Leases, because the railroad assets as accounted for under "betterment accounting" were considered similar to land. Effective
January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from "betterment accounting" (which was previously used by the Trust and most railroads) to "depreciation accounting". The leased assets, under "depreciation accounting," are no longer similar to land; and, effective January 1, 1983, under the provisions of ASC 840, the lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under the lease. The lease may be terminated by the lessee either by expiration of the initial or any renewal term, or by default of Norfolk Southern. In the event of termination, Norfolk Southern is obligated to return to the Trust all properties covered by the lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year, and to settle the noncash settlement account described in Note 3.

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

   At December 31, 2009 and 2008, the noncash settlement account had a balance of $15,609,762 and $15,271,613, respectively, receivable from Norfolk Southern. The account will not be settled until the expiration of the lease, whether by default or nonrenewal. Because of the indeterminate settlement date of the account, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.

4 - INCOME TAXES

   The Trust was organized as a Pennsylvania business trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust is exempt from Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income. Dividends distributed for the years ended December 31, 2009, 2008, and 2007, were comprised entirely of ordinary income.

   Effective January 1, 2009, the Trust implemented the accounting guidance for uncertainty in income taxes using the provisions of FASB
ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities.

   As of December 31, 2009, the Trust had no uncertain tax positions that qualified for either recognition or disclosure in the financial statements.


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

   The Trust leases office space and equipment from a company related to its Chairman. Rent is paid on a quarterly basis in the amount of $4,500 per quarter.

6 - CONTINGENCY

   Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At December 31, 2009, all net assets are covered by the lease.

   The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.


7 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

   The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008:


			      1st Quarter  2nd Quarter 3rd Quarter 4th Quarter

Year Ended December 31, 2009

	Revenue		      $228,750	   $228,750	$228,750    $228,750

	Net income	      $152,255	   $178,526     $207,837    $211,828

	Net income per share	  $.10	       $.12	    $.14        $.14



			      1st Quarter  2nd Quarter 3rd Quarter 4th Quarter

Year Ended December 31, 2008

	Revenue		      $228,750	   $228,750	$228,750    $228,750

	Net income	      $163,605	   $184,955    $211,692     $210,083

	Net income per share	  $.11	       $.12	    $.14        $.14