Form 10-Q
period 2010-03-31
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2010-05-12
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      March 31, 2010

Commission File Number:    1-5447

                   PITTSBURGH & WEST VIRGINIA RAILROAD

      Pennsylvania                                   25-6002536
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
                               (Unaudited)

                                  Three Months Ended
                                      March 31,
                                  2010        2009
INCOME AVAILABLE FOR
 DISTRIBUTION:

Interest income from
    capital lease                $ 229       $ 229

Less general and
     administrative expense         71          77

NET INCOME                       $ 158       $ 152
Per Share:
(1,510,000 average shares
outstanding)

Net Income                       $ .10       $ .10
Cash Dividends                   $ .12       $ .12







The accompanying notes are an integral part of these financial statements.


                    PITTSBURGH & WEST VIRGINIA RAILROAD
                                   FORM 10-Q

                                 BALANCE SHEET
                             (Dollars in Thousands)

                                        (Unaudited)             (Audited)
                                          March 31,            December 31
                                           2010                    2009
ASSETS

Net investment in capital lease          $ 9,150                $ 9,150
Cash                                          17                     40
                                         $ 9,167                $ 9,190

LIABILITIES AND SHAREHOLDERS' EQUITY


Shareholders' equity:
Shares of beneficial interest, at no par
   value , 1,510,000 shares issued
   outstanding                             9,145                  9,145
Retained earnings                             22                     45

Total shareholders' equity                 9,167                  9,190

Total liabilities and shareholders'
equity                                   $ 9,167                $ 9,190















The accompanying notes are an integral part of these financial statements.


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                     FORM 10-Q

                               STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       2010          2009
Cash flows from operating activities:
       Net income                                     $ 158         $ 152
       Adjustment to reconcile net income to net cash provided by operating activities:


        Net cash provided by operating activities     $ 158         $ 152

Cash flows used in financing activities:

       Dividends paid                                   181           181

       Net increase decrease in cash                    (23)          (29)

       Cash, beginning of period                         40            44

       Cash, end of period                            $  17         $  15
















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

(2)	Registrant has elected to be treated for tax purposes as a real estate investment trust. As such, the Trust is exempt from paying federal corporate income tax on any income that is distributed to shareholders. It has been Registrant's policy to distribute annually all of its ordinary taxable income. Consequently, no provision has been made for federal income tax. Furthermore, in accordance with the terms of the lease, Norfolk Southern Corporation will reimburse the lessor, in the form of additional rent, for all taxes and governmental charges imposed upon the leased assets of the lessor except for taxes relating to cash rent payments made by the lessee. Due to the treatment of the lease as a direct financing lease for GAAP purposes, the tax basis of the leased property is higher than the GAAP basis in the leased property.

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

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At March 31, 2010, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

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

With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the first quarter of 2010 with the preceding fourth quarter of 2009 and the first quarter of 2009, revenues totaled $229,000, $228,000, and $229,000, respectively. Net income and income available for distribution was $158,000, $212,000, and $152,000, respectively.


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

PITTSBURGH & WV RAILROAD



/s/Herbert E. Jones, Jr.
Herbert E. Jones, Jr.
Chairman of the Board


Date:  May 12, 2010


/s/Robert R. McCoy
Robert R. McCoy
Secretary and Treasurer


Date:  May 12, 2010