Form 10-Q
period 2010-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2010-11-03
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      September 30, 2010

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
                               (Unaudited)

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                  2010        2009      2010        2009
INCOME AVAILABLE FOR
 DISTRIBUTION:

Interest income from
    capital lease                $ 229       $ 229       $ 686       $ 686

Less general and
     administrative expense         27          21         136         148

NET INCOME                       $ 202       $ 208       $ 550       $ 538
Per Share:
(1,510,000 average shares
outstanding)

Net Income                       $ .13       $ .14       $ .36       $ .36
Cash Dividends                   $ .13       $ .13       $ .37       $ .37







The accompanying notes are an integral part of these financial statements.


                    PITTSBURGH & WEST VIRGINIA RAILROAD
                                   FORM 10-Q

                                 BALANCE SHEET
                             (Dollars in Thousands)

                                        (Unaudited)             (Audited)
                                       September 30,           December 31
                                           2010                    2009
ASSETS

Net investment in capital lease          $ 9,150                $ 9,150
Cash                                          31                     40
                                         $ 9,181                $ 9,190

LIABILITIES AND SHAREHOLDERS' EQUITY


Shareholders' equity:
Shares of beneficial interest, at no par
   value , 1,510,000 shares issued
   outstanding                             9,145                  9,145
Retained earnings                             36                     45

Total shareholders' equity                 9,181                  9,190

Total liabilities and shareholders'
equity                                   $ 9,181                $ 9,190















The accompanying notes are an integral part of these financial statements.


                        PITTSBURGH & WEST VIRGINIA RAILROAD
                                     FORM 10-Q

                               STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                       2010          2009
Cash flows from operating activities:
       Net income                                     $ 550         $ 538


        Net cash provided by operating activities     $ 550         $ 538

Cash flows used in financing activities:

       Dividends paid                                   559           559

       Net decrease in cash                             (9)          (20)

       Cash, beginning of period                         40            44

       Cash, end of period                            $  31         $  24
















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

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At September 30, 2010, all net assets are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

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

With fixed revenue and expenses relatively constant, there is very little fluctuation in operating results between periods. In comparing the third quarter of 2010 with the preceding second quarter of 2010 and the third quarter of 2009, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $202,000, $190,000, and $208,000, respectively.


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

PITTSBURGH & WV RAILROAD



/s/Herbert E. Jones, III
Herbert E. Jones, III
President and Chairman of the Board of Trustees


Date:  November 3, 2010


/s/Robert R. McCoy
Robert R. McCoy
Secretary and Treasurer


Date:  November 3, 2010