Form 10-K
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2011-03-28
CIK 78838

PITTSBURGH & WEST VIRGINIA RAILROAD
(a Pennsylvania business trust)



2010
ANNUAL REPORT and 10-K


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

Commission File Number 1-5447

PITTSBURGH & WEST VIRGINIA RAILROAD
(Exact name of registrant as specified in its charter)

 Pennsylvania		 25-6002536
(State of organization) (I.R.S. Employer Identification No.)

#2 Port Amherst Drive, Charleston, WV	25306-6699
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code (304) 926-1124

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on which registered

American Stock Exchange

Title of each class
Shares of beneficial interest, without par value

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

Large accelerated filer		  Accelerated  filer	  Non-accelerated filer
Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).     Yes                   No       X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $15,553,000.00.

At February 25, 2011, there were 1,510,000 outstanding shares of beneficial interest.

Notices and communications from the Securities and Exchange Commission for the registrant may be sent to David H. Lesser, CEO and Chairman of the Board of Trustees, PWV, c/o Richard Baumann, Morrison & Cohen LLP, 909 Third Avenue, New York, New York 10022.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III hereof is incorporated by reference from Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.



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

Registrant's current business consists of the ownership of a railroad which is subject to a lease, and of collection of rent thereon. The rent received is $915,000 per year, in cash, which amount is fixed and unvarying for the life of the lease, including any renewal periods. In addition, the lease provides that certain non-cash items be recorded as rent income each year. These entries are equal in amount to the sum of (1) Registrant's federal income tax deductions for depreciation, retirements, and amortization of debt discount expense, and (2) all other expenses of the Registrant, except those expenses incurred for the benefit of its shareholders. For financial reporting purposes, only the cash income is reported, as the non-cash items, although recorded under the terms of the lease, have no financial value because of the indeterminate settlement date.

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

There are no employees. The accounting services and other general administrative services are provided through a contract with the Vice President, Secretary/Treasurer. Transfer agent services are provided by a third-party shareholder services company.

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

Upon termination of the lease, all properties covered by the lease would be returned to Registrant, together with sufficient cash and other assets to permit operation of the railroad for one year. In addition, the balance of the settlement account as described in the preceding paragraph would be provided to the Registrant. The amount of the settlement account was $15,882,651 at December 31, 2010.

	Following is summary financial data for Norfolk Southern Corporation
(NSC), the lessee of the Registrant's properties, as reported in the NSC Form 10-K filed February 16, 2011.


NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

		($ in millions, except per share amounts)
				   2010		   2009		   2008		  2007		   2006
RESULTS OF OPERATIONS
Railway operating revenues	$ 9,516		$ 7,969 	$ 10,661	$ 9,432		$ 9,407
Railway operating expenses	  6,840		  6,007		   7,577          6,847		  6,850
Income from railway
operations	  		 2,676		  1,962		  3,084	          2,585		  2,557
Other income-net		    153		    127		    110	             93		    149
Interest expense on debt	    462		    467		    444	            441		    476
	Income from continuing
	operations before income
	taxes			  2,367		  1,622		   2,750	    2,237	  2,230
Provision for income taxes	    871		    588		   1,034	      773	    749
	   Net income		$ 1,496	        $ 1,034	      	$  1,716	$   1,464	$ 1,481


PER SHARE DATA
Net income - basic		$ 4.06		$  2.79		$  4.58		$  3.73		$  3.62
	   - diluted	 	$ 4.00		$  2.76	 	$  4.52	 	$  3.68		$  3.57
Dividends			$ 1.40		$  1.36		$  1.22		$  0.96		$  0.68
Stockholders' equity at
   year end			$ 29.85	 	$  28.06	$  26.23	$  25.64	$ 24.19


FINANCIAL POSITION
Total assets			$  28,199	$  27,369	$ 26,297	$ 26,144	$ 26,028
Total debt			$   7,025	$   7,153	$  6,667	$  6,368	$  6,600
Stockholders' equity		$  10,699	$  10,353	$  9,607	$  9,727	$  9,615

Item 3   LEGAL PROCEEDINGS

There were no legal proceedings.


Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.




PART II


Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrant's shares are listed for trading on the American Stock Exchange under the symbol of "PW". At February 25, 2011, there were approximately 600 registered holders of registrant's common shares of beneficial interest.

Stock Market and Dividend information per share of beneficial interest.


2010 Quarters Ended
				  3/31		  6/30		  9/30		  12/31
Sales price of traded shares
		High........	$  11.40	$  11.51	$  13.00	$  11.97
		Low.........       10.31            9.41           10.30           10.55
		Dividends paid	     .12	     .12	     .13	     .13


2009 Quarters Ended
	    			 3/31		 6/30		  9/30		  12/31
Sales price of traded shares
		High........	$  14.28 	$ 11.61		$  11.10	$  11.91
		Low.........	   10.10	  10.01		    9.69	   10.19
		Dividends paid	     .12	    .12		     .13	     .13


February 25, 2011

Sales price of traded shares
		High........	$ 11.75
		Low.........	  11.25


It is the Registrant's intention to continue distributing quarterly dividends. A quarterly dividend of $.10 per share is payable March 31, 2011 to shareholders of record on February 25, 2011.

Item 6   SELECTED FINANCIAL DATA

($Thousands, except per share amounts)

   			2010		   2009		   2008		   2007		   2006

Revenues		$   915		$  915		$   915		$   915		$   915
Income available for
   distribution		    764		   750		    770		    781		    789
Net income		    764		   750		    770		    781		    789
Total assets		  9,199		 9,190		  9,195 	  9,196		  9,199
Per share amounts:
Net income		      .51	     .50	      .51	      .52	      .52
Income available for
distribution		      .51	     .50	      .51	      .52	      .52
Cash dividends paid	      .50	     .50	      .51	      .52	      .52


Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current or future plans and objectives are forward-looking statements.

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders.

MANAGEMENT DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION

All of the Registrant's railroad properties are leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (NSC), for 99 years, with unlimited renewals on the same terms. Cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods. This cash rental is the only current source of funds. Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow or net income as they are charged to NSC's settlement account with no requirement for payment, except at termination or non renewal of the lease. Due to the indeterminate settlement date, these additional rental amounts are not recorded for financial reporting purposes, as previously discussed in Item 2. Income available for distribution in 2010 and in 2009 was approximately $764,000 and $750,000, respectively.

Registrant's cash outlays, other than dividend payments, are for general and administrative expenses, which include professional fees, consultants, office rental and director's fees. Professional fees have increased primarily due to the costs of complying with the requirements of the Sarbanes-Oxley Act of 2002. Stock exchange fees and costs related to shareholder services have also increased. The leased properties are maintained entirely at NSC's expense.

Currently, substantially all of Registrant's income consists of fixed-rate rental payments that it receives pursuant to the lease of its only substantial asset. There are no rent escalations provided for in the lease. The lease has a 99-year term and can be renewed by the lessee for an unlimited number of additional 99-year periods. For all these reasons, Registrant faces substantial constraints on its income. Nevertheless, Registrant's expenses continue to rise, including in particular its costs of complying with the laws, regulations and rules that apply as a result of Registrant's public company status. As a result of the foregoing, the amount of free cash flow available to Registrant's shareholders is expected to decline over time.

Accordingly, in order to justify continuing as a public company, Registrant is seeking to broaden its business to include new investments. On February 25, 2011, Registrant filed a Form S-3/A with the SEC to raise capital via a rights offering (the "Rights Offering"). On March 16, 2011, the Registrant closed the Rights Offering. The Registrant will have 1,623,250 common shares outstanding after completing the rights offering. There can be no assurance that the Registrant will be successful in broadening its business. See Note Regarding Forward-Looking Statements and additional risk factors that are more fully disclosed in Registrant's Form S-3/A filed with the SEC on February 25, 2011.

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly financial data (in $thousands, except per share amounts)

2010		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Revenues	$   229		$  229		$   229		$   228
Net income	    158		   190		    202		    214
Per share	      .10	     .13	      .13	      .14

2009

Revenues	$   229		$   229		$   229		$   228
Net income	    152		    179		    208		    212
Per share  	      .10	      .12	      .14	      .14

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

Management's Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Registrant's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Registrant's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Registrant to provide only management's report in this annual report.

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

Management conducted an evaluation of the effectiveness of the Registrant's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.


PART III


Item 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On February 14, 2011, our Board of Trustees appointed our Chairman, David H. Lesser (45), to serve as Chief Executive Officer until our next annual meeting of shareholders. On March 11, 2011, the Trust appointed Arun Mittal
(34) as its new Secretary-Treasurer and Vice President of Business Development effective March 31, 2011. The Trust will enter into a consulting agreement with Mr. Mittal and will pay him $7,500.00 per month for his services. On the same day, the Trust accepted the resignation of its existing Vice President and Secretary-Treasurer, Robert McCoy, and termination of its current rental arrangement with an effective date of March 31, 2011.

Additional information in response to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of registrant's fiscal year.

Item 11   EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of registrant's fiscal year.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of registrant's fiscal year.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of registrant's fiscal year.

Item 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission within 120 days after the close of registrant's fiscal year.

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

	10.2 Assignment of lease by The Pittsburgh and West Virginia Railway Company to Pittsburgh & West Virginia
		Railroad.

Exhibit 1.3 - Our Current Reports on Form 8-K filed on July 13, 2010, August 11, 2010, October 5, 2010, December 7, 2010, February 4, 2011, February 15,
2011, March 11, 2011 and March 17, 2011 are incorporated by reference.

Exhibit 1.4 - Amendment No.1 to Form S-3 filed on February 25, 2011 is incorporated by reference.

Exhibit 31.1 - Section 302 Certification for David H. Lesser.

Exhibit 31.2 - Section 302 Certification for Robert R. McCoy

Exhibit 99 - Section 906 Certification for David H. Lesser and Robert R. McCoy

SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PITTSBURGH & WEST VIRGINIA RAILROAD


By:    /s/ Robert R. McCoy
         Robert R. McCoy
         Vice President and Secretary-Treasurer

         Date: March 28, 2011


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:   /s/ David H. Lesser
         David H. Lesser
         CEO and Chairman of the Board

         Date: March 28, 2011








Audited Financial Statements

PITTSBURGH & WEST VIRGINIA RAILROAD

Years Ended December 31, 2010 and 2009



TABLE OF CONTENTS

							Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet						F-3

Statement of Operations					F-4

Statement of Changes in Shareholders' Equity		F-5

Statement of Cash Flows					F-6

Notes to Financial Statements			  F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Trustees and Shareholders of
Pittsburgh & West Virginia Railroad

We have audited the accompanying balance sheets of Pittsburgh & West Virginia Railroad, a Pennsylvania business trust (the Trust), as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsburgh & West Virginia Railroad as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gibbons and Kawash


Charleston, West Virginia
March 28, 2011

BALANCE SHEET
December 31, 2010 and 2009


ASSETS				2010		2009

Cash				$  48,961	$   39,951
Net investment in capital lease	 9,150,000	 9,150,000
				_________	_________
				$9,198,961	$9,189,951


LIABILITIES AND SHAREHOLDERS' EQUITY

Shareholders' equity:
	Shares of beneficial interest, without par value:
	   Authorized number of shares - unlimited;
	   issued and outstanding - 1,510,000 shares at December 31, 2010 and 2009

				 9,145,359	 9,145,359

	Retained earnings	    53,602	    44,592
				_________	_________
				$9,198,961	$9,189,951






























The accompanying notes are an integral part of these financial statements.

STATEMENT OF OPERATIONS
December 31, 2010, 2009, and 2008



 					2010		2009		2008

Interest income from capital lease	$915,000	$915,000	$915,000
Less general and administrative expenses 150,990	 164,554	 144,665

Net income				$764,010	$750,446	$770,335

Per share:
Net income				$   0.51	$   0.50	$   0.51









































The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
December 31, 2010, 2009, and 2008

					  Shares of
					  Beneficial		   Retained
					    Interest		   Earnings

Balance at December 31, 2007		$9,145,359		$   48,911

Net income					-     		   770,335
Cash dividends paid ($.51 per share)	  	 -     		  (770,100)

Balance at December 31, 2008		 9,145,359		    49,146

Net income					-     		   750,446
Cash dividends paid ($.50 per share)		-     		  (755,000)

Balance at December 31, 2009		 9,145,359		    44,592

Net income					-     		   764,010
Cash dividends paid ($.50 per share)		-     		  (755,000)

Balance at December 31, 2010		$9,145,359		$   53,602
































The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS
December 31, 2010, 2009, and 2008


					2010		2009		2008

Cash flows from operating activities:

Net income				$ 764,010	$  750,446	$  770,335

Cash flows used in financing activities:
	Dividends paid			 (755,000)	  (755,000)	  (770,100)

	Net increase (decrease) in cash	    9,010	    (4,554)	       235

Cash beginning of year			   39,951	    44,505	    44,270

		Cash, end of year	$  48,961	$   39,951	$   44,505





































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


2 - CAPITAL LEASE

Under the terms of a lease which became effective October 16, 1964 (the "lease"), Norfolk Southern Corporation (formerly Norfolk and Western Railway Company) (Norfolk Southern) - (the "lessee") leased all of Pittsburgh & West Virginia Railroad's (the "Trust") real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99 year terms in perpetuity. The lease provides for a cash rental of $915,000 per annum for the current 99 year lease period and all renewal periods. The leased properties are maintained entirely at Norfolk Southern's expense.

Prior to 1983, the lease was accounted for as an operating lease in accordance with the Financial Accounting Standards Board [FASB] ASC 840, Leases, because the railroad assets as accounted for under "betterment accounting" were considered similar to land. Effective January 1, 1983, the Interstate Commerce Commission (ICC) changed the method of accounting for railroad companies from "betterment accounting" (which was previously used by the Trust and most railroads) to "depreciationaccounting". The leased assets, under "depreciation accounting," are no longer similar to land; and, effective January 1, 1983, under the provisions of ASC 840, the lease is considered a capital lease and the property deemed sold in exchange for rentals receivable under the lease. The lease may be terminated by the lessee either by expiration of the initial or any renewal term, or by default of Norfolk Southern. In the event of termination, Norfolk Southern is obligated to return to the Trust all properties covered by the lease, together with sufficient cash and other assets to permit operation of the railroad for a period of one year, and to settle the noncash settlemen account described in Note 3.

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

At December 31, 2010 and 2009, the noncash settlement account had a balance of $15,882,651 and $15,609,762, respectively, receivable from Norfolk Southern. The account will not be settled until the expiration of the lease, whether by default or nonrenewal. Because of the indeterminate settlement date of the account, no values have been reported in the accompanying financial statements for the balance of the account or the transactions affecting the balance.

4 - INCOME TAXES

The Trust was organized as a Pennsylvania business trust and has elected to be treated under the Internal Revenue Code as a real estate investment trust. As such, the Trust is exempt from Federal taxes on taxable income and capital gains to the extent that they are distributed to shareholders. In order to maintain qualified status, at least 90% of ordinary taxable income must be distributed; it is the intention of the Trustees to continue to make sufficient distributions of ordinary taxable income. Dividends distributed for the years ended December 31, 2010, 2009, and 2008, were comprised entirely of ordinary income. In accordance with the terms of the lease, Norfolk Southern Corporation will reimburse the lessor, in the form of additional rent, for all taxes and governmental charges imposed upon the leased assets of the lessor except for taxes relating to cash rent payments made by the lessee. Due to the treatment of the lease as a direct financing lease for financial reporting purposes, the tax basis of the leased property is higher than the basis in the leased property reported in these financial statements.

Effective January 1, 2009, the Trust implemented the accounting guidance for uncertainty in income taxes using the provisions of FASB ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities.

As of December 31, 2010, the Trust had no uncertain tax positions that qualified for either recognition or disclosure in the financial statements. The Trust is generally no longer subject to examination by income taxing authorities for years ended prior to December 31, 2007.


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

The Trust leases office space and equipment from a company related to the individual who served as its Chairman during 2009 and through July 8, 2010. Rent is paid on a quarterly basis in the amount of $4,500 per quarter.

6 - CONTINGENCY

Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At December 31, 2010, all net assets are covered by the lease.

The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.


7 - SUBSEQUENT EVENTS

On February 15, 2011, the Trust filed a Form S-3 with the SEC to raise capital via a rights offering (the "Rights Offering"). On March 16, 2011, the Trust closed the Rights Offering. The Trust will have 1,623,250 common shares outstanding after final completion of the rights offering. Further information is included in the Trust's Form S-3 dated February 25, 2011, and Form 8-K, dated March 17, on file with the SEC.


8 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009:


			1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2010

	Revenue		$  228,750	$  228,750	$  228,750	$  228,750

	Net income	$  157,644	$  190,155	$  202,000	$  214,211

Net income per share	$	.10	$	.13	$	.13	$	.14



 			1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2009

	Revenue		$  228,750	$  228,750	$  228,750	$  228,750

	Net income	$  152,255	$  178,526	$  207,837	$  211,828

Net income per share	$	.10	$	.12	$	.14	$	.14