Form 10-Q
period 2011-05-12
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2011-05-12
CIK 78838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended      March 31, 2011

Commission File Number:    1-5447

                   PITTSBURGH & WEST VIRGINIA RAILROAD

      Pennsylvania                                   25-6002536
  (State of Organization)                (I.R.S. Employer Identification No.)


55 Edison Avenue, West Babylon, NY 			11704
(Address of principal executive offices)		(Zip Code)


Telephone (212) 750-0373
(Registrant's telephone number, including area code)


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

1,623,250 shares of beneficial interest, without par value.






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            STATEMENT OF INCOME
               (Dollars in Thousands except Per Share Amounts)
                               (Unaudited)

                                  Three Months Ended
                                      March 31,
                                  2011        2010
INCOME AVAILABLE FOR
 DISTRIBUTION:

Interest income from
    capital lease                $ 229       $ 229

Less general and
     administrative expense         60          71
NET INCOME                       $ 169       $ 158

Weighted Average Shares
   During Period             1,528,875    1,510,000

Per Share:
   Net Income                    $ .11       $ .10
   Cash Dividends                $ .10       $ .12

The accompanying notes are an integral part of these financial statements.

                                 BALANCE SHEET
                             (Dollars in Thousands)

                                        (Unaudited)             (Audited)
                                          March 31,            December 31
                                           2011                    2010
ASSETS
Cash                                     $ 1,000                $    49
Prepaid Expense				      34 		    -
Net investment in capital lease            9,150                  9,150
TOTAL ASSETS                             $10,184                $ 9,199


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable			 $   12 		    -

Shareholders' equity:
Shares of beneficial interest, at no par
  Value (1,623,250 and 1,510,000 shares
  issued and outstanding as of
  3/31/2011 and 12/31/2010,respectively)  10,101                  9,145
Retained earnings                             71                     54
Total shareholders' equity                10,172                  9,199

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                   $10,184                $ 9,199

The accompanying notes are an integral part of these financial statements.


                              STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                    (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                          2011        2010
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                     	$  169       $ 158
       Adjustment to reconcile net income to net cash provided by operating activities:

	    Prepaid Expenses 				   (34)		-

NET CASH PROVIDED BY OPERATING ACTIVITIES 		$  135	     $ 158


CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends paid                                 	  (151)       (181)
	 Net Proceeds from Financing			   968		-

NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES 			    	$  817	     $(181)


Net increase (decrease) in Cash				   952	       (23)

       Cash, beginning of period                            49          40

       Cash, end of period                       	$1,000	     $  17

The accompanying notes are an integral part of these financial statements.

Notes to financial statements:

(1)	The foregoing interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. All adjustments are of a normal recurring nature.

(2)	Pittsburgh & West Virginia Railroad ("Registrant" or "Trust") has elected to be treated for tax purposes as a real estate investment trust (REIT). It is the Trust's policy to distribute at least 90% of its ordinary taxable income to
its shareholders to maintain its REIT corporate status.    Furthermore, in
accordance with the terms of the lease, Norfolk Southern Corporation will reimburse the lessor, in the form of additional rent, for all taxes and governmental charges imposed upon the leased assets of the lessor except for taxes relating to cash rent payments made by the lessee. Due to the treatment of the lease as a direct financing lease for GAAP purposes, the tax basis of the leased property is higher than the GAAP basis in the leased property.

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

(4)	Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders. At March 31, 2011, all net assets, other than $1,000,000 of cash, are covered by the lease. The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

(5) With the approval of Norfolk Southern Corporation, on March 16, 2011, the Trust completed a rights offering, pursuant to which the Trust issued 113,250 common shares of beneficial interest, no par value, raising gross proceeds of $1,019,000.

(6) For interim financial reporting purposes, the accounting policy has changed to record a prepaid expense for certain annual expenses and to allocate these expenses to interim periods based on the benefit received in each interim period. Previously, these amounts were expensed in the interim period in whch they were paid. The effect of this change is to reduce expenses by $21,000 in the quarter ended March 31, 2011.


Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "plan," "assume" or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management's current or future plans and objectives are forward-looking statements.

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

In comparing the first quarter of 2011 with the preceding fourth quarter of 2010 and the first quarter of 2010, revenues totaled $229,000, $229,000, and $229,000, respectively. Net income and income available for distribution was $169,000, $214,000 and $158,000 respectively.

Registrant's cash outlays, other than dividend payments, are for general and administrative (G&A) expenses, which include professional fees, consultants, office rental and director's fees. The existing leased properties are maintained entirely at NSC's expense.

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

Accordingly, in order to justify continuing as a public company and address the projected decline in net income and free cash flow available to shareholders, Registrant is broadening its business to include new investments in transportation and energy infrastructure assets, consistent with its status as an infrastructure-focused real-estate investment trust. The Trust raised approximately $1,019,000 of gross proceeds in connection with a rights offering that closed on March 16, 2011 and plans to use the proceeds to provide working capital for its business expansion. The Trust expects that G&A expenses will increase in 2011 as it commences activities to further its business expansion. There can be no assurance that the Registrant will be successful in broadening its business. See Note Regarding Forward-Looking Statements and additional risk factors that are more fully disclosed in Registrant's Form S-3/A filed with the SEC on February 25, 2011.


Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of the end of the period covered by this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Secretary-Treasurer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Secretary-Treasurer have concluded that the Registrant's disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the Registrant's required SEC filings is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

None

Item 6.  Exhibits

Exhibit 1.1 - The Registrant's Current Reports on Form 8-K filed on July 13, 2010, August 11, 2010, October 5, 2010, December 7, 2010, February 4, 2011,
February 15, 2011, March 11, 2011 and March 17, 2011 and April 29, 2011 are incorporated by reference.

Exhibit 1.2 - The Registrant's Current Annual Report on Form 10-K filed on March 28, 2011 is incorporated by reference.

Exhibit 1.3 - The Registrant's Form S-3/A filed with the SEC on February 25, 2011 is incorporated by reference.

Exhibit 31.1 Section 302 Certification for David H. Lesser

Exhibit 31.2 Section 302 Certification for Arun Mittal

Exhibit 99 Section 906 Certification for David H. Lesser and Arun Mittal.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PITTSBURGH & WEST VIRGINIA RAILROAD


/s/David H. Lesser
David H. Lesser
CEO & Chairman of the Board

Date:  May 12, 2011


/s/Arun Mittal
Arun Mittal
Secretary-Treasurer

Date:  May 12, 2011