Form 10-Q
period 2011-08-12
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2011-08-12
CIK 78838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

1-5447

(Commission File Number)

PITTSBURGH & WEST VIRGINIA RAILROAD

(Exact name of registrant as specified in its charter)

Pennsylvania	25-6002536
(State of Organization)	(I.R.S. Employer Identification No.)

55 Edison Avenue, West Babylon, NY	11704
(Address of principal executive offices)	(Zip Code)

(212) 750-0373

(Registrant’s telephone number)

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

Large accelerated filer        _____                   Accelerated filer                                   _____
Non-accelerated filer          _____                   Smaller reporting company               __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____             No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,623,250 shares of beneficial interest, without par value, outstanding at June 30, 2011.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (Dollars in Thousands except Per Share Amounts) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INCOME AVAILABLE FOR DISTRIBUTION
Interest Income from capital lease	$ 229	$ 229	$ 458	$ 458
General & Administrative Expense	102	39	162	110
NET INCOME	127	190	295	348

Fully Diluted, Per Share:
Net Income	$ .08	$ .13	$ .19	$ . 23
Cash Dividends	$ .10	$ .12	$ .20	$ . 24

Weighted Average Number of Shares Outstanding	1,623,250	1,510,000	1,576,623	1,510,000

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

BALANCE SHEET (Dollars in Thousands)
	(Unaudited) June 30, 2011	(Audited) December 31, 2010
ASSETS
Cash	$ 959	$ 49
Prepaid Expense	23	-
Net investment in capital lease	9,150	9,150
TOTAL ASSETS	$10,133	$ 9,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable	$ -	$ -
Shareholder' equity: Shares of beneficial interest, at no par value (1,623,250 and 1,510,000 shares issued and outstanding as of 6/30/2011 and 12/31/2010, respectively)	10,097	9,145
Retained Earnings	36	54
Total shareholders' equity	10,133	9,199
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,133	$9,199

SHARES OF BENEFICIAL INTEREST
Par Value	$ 0	$ 0
Common shares issued	1,623,250	1,510,000
Common shares outstanding	1,623,250	1,510,000

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	Six Months Ended June 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$ 295	$ 348
Change in Prepaid Expenses	(23)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 271	$ 348

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid	(313)	(362)
Net Proceeds from Financing	952	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 638	$(362)

Net increase (decrease) in Cash	910	(14)
Cash, beginning of period	49	40
Cash, end of period	$ 959	$ 26

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

Notes to unaudited financial statements:

1. General Information

The foregoing interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. All adjustments are of a normal recurring nature.

Pittsburgh & West Virginia Railroad ("Registrant" or "Trust") has elected to be treated for tax purposes as a real estate investment trust (REIT). It is the Trust's policy to distribute at least 90% of its ordinary taxable income to its shareholders to maintain its REIT corporate status.    Furthermore, in accordance with the terms of the lease, Norfolk Southern Corporation will reimburse the lessor, in the form of additional rent, for all taxes and governmental charges imposed upon the leased assets of the lessor except for taxes relating to base cash rent payments made by the lessee.  Due to the treatment of the lease as a direct financing lease for GAAP purposes, the tax basis of the leased property is higher than the GAAP basis in the leased property.

Under the provisions of the lease, the Trust may not issue, without the prior written consent of Norfolk Southern, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders.  At June 30, 2011, all net assets, other than $959,000 of cash, are covered by the lease.  The Trust may not borrow any money or assume any guarantees except with the prior written consent of Norfolk Southern.

2. Summary of Significant Accounting Policies

Under the terms of the lease, Norfolk Southern Corporation has leased all of Pittsburgh & West Virginia Railroad's real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity.  The lease provides for a base cash rental of $915,000 per year for the current lease period and all renewal periods.  The net investment in capital lease, recognizing renewal options in perpetuity, was estimated to have a current value of $9,150,000 assuming an implicit interest rate of 10%.

For interim financial reporting purposes, the accounting policy has changed to record a prepaid expense for certain annual expenses and to allocate these expenses to interim periods based on the benefit received in each interim period. Previously, these amounts were expensed in the interim period in which they were paid. The effect of this change is to reduce expenses by $21,000 in the quarter ended March 31, 2011.

3. Equity Issuance

With the approval of Norfolk Southern Corporation, on March 16, 2011, the Trust completed a rights offering, pursuant to which the Trust issued 113,250 common shares of beneficial interest, no par value, raising gross proceeds of $1,019,000.

Item 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

You should not place undue reliance on any forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders.  Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

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

In comparing the second quarter of 2011 with the preceding first quarter of 2011 and the second quarter of 2010, revenues totaled $229,000, $229,000, and $229,000, respectively.  Net income and income available for distribution was $127,000, $169,000 and $190,000 respectively.

Registrant's cash outlays, other than dividend payments, are for general and administrative (G&A) expenses, which include professional fees, consultants, office rental and director's fees. The existing leased properties are maintained entirely at NSC's expense.

Due to substantial constraints on the Trust's income and increasing costs related to complying with the laws and regulations related to its public companies, the Registrant is seeking to broaden its business to include new investments in transportation and energy infrastructure assets, consistent with its status as an infrastructure-focused real-estate investment trust.  The Trust raised approximately $1,019,000 of gross proceeds in connection with a rights offering that closed on March 16, 2011 and plans to use the proceeds to provide working capital for its business expansion.  The Trust expects that G&A expenses will increase in 2011 as it commences activities to further its business expansion and position the Trust for future growth.

There can be no assurance that the Registrant will be successful in broadening its business. See Note Regarding Forward-Looking Statements and additional risk factors that are more fully disclosed in Registrant's Form S-3/A filed with the SEC on February 25, 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Registrant and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonable likely to materially affect such controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

The Registrant's results of operations and financial condition are subject to numerous risks and uncertainties described in our Form S-3/A dated February 25, 2011, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Registrant's business, financial condition and future prospects could be negatively impacted.

Item 5. Other Information

On August 11, 2011, the Trustees approved a cash dividend of $0.10 per share payable on September 30, 2011 to shareholders of record as of September 15, 2011.

On August 11, 2011, the Trustees approved amendments to the Trust’s Declaration of Trust and Regulations. The amendments change the quorum requirement at an Annual or Special Meeting of shareholders to 33 1/3% of outstanding and issued shares; previously, our Declaration of Trust and Regulations had provided for a quorum requirement of 50% of outstanding and issued shares.  The specific provisions amended were Section 3.1 of the Declaration of Trust, and Section 8 of Article II of the Regulations.  The foregoing description is qualified in its entirety by reference to the amendments to our Declaration of Trust and amendment to our Regulations, copies of which are attached hereto as Exhibits 3.1 and 3.2 and are incorporated herein by reference.

The Trust established a Compensation Committee on August 11, 2011, whose members shall consist of William S. Susman and Patrick R. Haynes.  Mr. Susman is the chairperson the Compensation Committee. Both Mr. Susman and Mr. Haynes are considered to be independent trustees in accordance with the NYSE Amex Company Guide. The Trust dissolved its Nomination and Executive Committees during the second quarter of 2011 and adopted a resolution addressing the Registrant’s trustee nomination process, a copy of which is attached hereto as Exhibit 99.1

Item 6.  Exhibits

Exhibit 1.1 The Trust’s Current Reports on Form 8-K filed on December 7, 2010, February 15, 2011, March 11, 2011 and March 17, 2011, May 17, 2011 and June 1, 2011 are incorporated by reference.

Exhibit 1.2 The Trust’s Current Annual Report on Form 10-K filed on March 28, 2011 is incorporated by reference.

Exhibit 1.3 The Trust’s Form S-3/A filed with the SEC on February 25, 2011 is incorporated by reference.

Exhibit 3.1 Amendments to Declaration of Trust

Exhibit 3.2 Amendments to Restated Regulations

Exhibit 31.1 Section 302 Certification for David H. Lesser

Exhibit 31.2 Section 302 Certification for Arun Mittal

Exhibit 32.1 Section 906 Certification for David H. Lesser and Arun Mittal.

Exhibit 99.1 Trustee Nomination Process

Exhibit 101 The following materials from the Quarterly Report on Form 10-Q for the Registrant, for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statement of Income, (ii) Balance Sheet, (iii) Statement of Cash Flows, and (iv) Notes to the Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITTSBURGH & WEST VIRGINIA RAILROAD

/s/David H. Lesser

David H. Lesser

CEO & Chairman of the Board

Date:  August 12, 2011

/s/Arun Mittal

Arun Mittal

Secretary-Treasurer

Date:  August 12, 2011