Form 10-Q
period 2011-09-30
PITTSBURGH & WEST VIRGINIA RAILROAD
filed 2011-10-19
CIK 78838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2011

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

1,623,250 shares of beneficial interest, without par value, outstanding at September 30, 2011.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT OF INCOME (Dollars in Thousands except Per Share Amounts) (Unaudited)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2010	2011	2010
INCOME AVAILABLE FOR DISTRIBUTION
Interest Income from capital lease	$ 229	$ 229	$ 686	$ 686
General & Administrative Expense	55	27	217	136
NET INCOME	174	202	469	550

Fully Diluted, Per Share:
Net Income	$ .11	$ .13	$ .29	$ . 36
Cash Dividends	$ .10	$ .13	$ .30	$ . 37

Weighted Average Number of Shares Outstanding	1,623,250	1,510,000	1,592,137	1,510,000

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

BALANCE SHEET (Dollars in Thousands)
	(Unaudited) September 30, 2011	(Audited) December 31, 2010
ASSETS
Cash	$ 979	$ 49
Prepaid Expense	13	-
Net investment in capital lease	9,150	9,150
TOTAL ASSETS	$10,142	$ 9,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable	$ -	$ -
Shareholders' equity: Shares of beneficial interest, at no par value (1,623,250 and 1,510,000 shares issued and outstanding as of 9/30/2011 and 12/31/2010, respectively)	10,095	9,145
Retained Earnings	47	54
Total shareholders' equity	10,142	9,199
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	10,142	9,199

SHARES OF BENEFICIAL INTEREST
Par Value	$ 0	$ 0
Common shares issued	1,623,250	1,510,000
Common shares outstanding	1,623,250	1,510,000

Amounts may not add due to rounding. The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS (Dollars in Thousands) (Unaudited)
	Nine Months Ended September 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$ 469	$ 550
Change in Prepaid Expenses	(13)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 456	$ 550

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid	(476)	(559)
Net Proceeds from Financing	950	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 474	$(559)

Net increase (decrease) in Cash	930	(9)
Cash, beginning of period	49	40
Cash, end of period	$ 979	$ 31

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

Pittsburgh & West Virginia Railroad ("Registrant" or "Trust") has elected to be treated for tax purposes as a real estate investment trust (REIT). It is the Trust's policy to distribute at least 90% of its ordinary taxable income to its shareholders to maintain its REIT corporate status.    Furthermore, in accordance with the terms of the lease, Norfolk Southern Corporation (“NSC”) will reimburse the Trust, in the form of additional rent, for all taxes and governmental charges imposed upon the leased assets of the Trust except for taxes relating to base cash rent payments made by the NSC.  Due to the treatment of the lease as a direct financing lease for GAAP purposes, the tax basis of the leased property is higher than the GAAP basis in the leased property.

Under the provisions of the lease, the Trust may not issue, without the prior written consent of NSC, any shares or options to purchase shares or declare any dividends on its shares of beneficial interest in an amount exceeding the value of the assets not covered by the lease plus the annual cash rent of $915,000 to be received under the lease, less any expenses incurred for the benefit of shareholders.  At September 30, 2011, all net assets, other than cash, are covered by the lease.  The Trust may not borrow any money or assume any guarantees except with the prior written consent of NSC.

2. Summary of Significant Accounting Policies

Under the terms of the lease, NSC has leased all of Pittsburgh & West Virginia Railroad's real properties, including its railroad lines, for a term of 99 years, renewable by the lessee upon the same terms for additional 99-year terms in perpetuity.  The lease provides for a base cash rental of $915,000 per year for the current lease period and all renewal periods.  The net investment in capital lease, recognizing renewal options in perpetuity, was estimated to have a current value of $9,150,000 assuming an implicit interest rate of 10%.

For interim financial reporting purposes, the accounting policy has changed to record a prepaid expense for certain annual expenses and to allocate these expenses to interim periods based on the benefit received in each interim period. Previously, these amounts were expensed in the interim period in which they were paid. The effect of this change is to reduce expenses by $21,000 in the quarter ended March 31, 2011 and increase expenses by $7,000 and $7,000 in the quarters ended June 30, 2011 and September 30, 2011 respectively.

3. Equity Issuance and Reorganization

With the consent of NSC, on March 16, 2011, the Trust completed a rights offering, pursuant to which the Trust issued 113,250 common shares of beneficial interest, no par value, raising gross proceeds of $1,019,000.   During the reporting period, the Trust incurred approximately $2,000 of expenses related to a proposed corporate reorganization transaction in which the Trust will reincorporate from Pennsylvania to Maryland through a merger with “Power REIT”, a wholly-owned, subsidiary of the Trust.  After completion of the reincorporation merger, the Trust will become a wholly owned subsidiary of Power REIT.  Following the reincorporation merger, Power REIT plans to establish an umbrella partnership (“UPREIT”) through which it expects to hold the majority of its assets, including its interests in the Trust. The Trust expects the corporate reorganization will be completed in the fourth quarter and expects to incur additional legal and administrative expenses related to the corporate reorganization in the fourth quarter.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

All of the Trust's railroad properties are leased to Norfolk and Western Railway Company, now known as Norfolk Southern Corporation (“NSC”), for 99 years, with unlimited renewals on the same terms.  Cash rental is a fixed amount of $915,000 per year, with no provision for change during the term of the lease and any renewal periods.  This cash rental is the only current source of funds.  Although the lease provides for additional rentals to be recorded, these amounts do not increase cash flow or net income as they are charged to NSC's settlement account with no requirement for payment, except at termination or non renewal of the lease.  Due to the indeterminate settlement date, these additional rental amounts are not recorded for financial reporting purposes.

In comparing the third quarter of 2011 with the preceding second quarter of 2011 and the third quarter of 2010, revenues totaled $229,000, $229,000, and $229,000, respectively.  Net income and income available for distribution was $174,000, $127,000 and $202,000 respectively.

Trust's cash outlays, other than dividend payments, are for general and administrative (G&A) expenses, which include professional fees, consultants, office rental and director's fees. The existing leased properties are maintained entirely at NSC's expense.

Due to substantial constraints on the Trust's income and increasing costs related to complying with the laws and regulations related to its public companies, the Trust is seeking to broaden its business to include new investments in transportation and energy infrastructure assets, consistent with its status as an infrastructure focused real-estate investment trust (REIT).  The Trust raised approximately $1,019,000 of gross proceeds in connection with a rights offering that closed on March 16, 2011 and plans to use the proceeds to provide working capital for its business expansion.  The Trust expects that G&A expenses will increase in 2011 as it commences activities to further its business expansion and position the Trust for future growth.

On August 31, 2011, the Trust filed a preliminary Form S-4 (the “Registration Statement”) with the Securities Exchange Commission (“SEC”) to effect a reorganization of the Trust under “Power REIT,” a newly formed, Maryland domiciled REIT and wholly owned subsidiary of Trust.  The Board of Trustees believes the reorganization is in the best interest of the Trust as it pursues growth as an infrastructure REIT.  The Board of Trustees believes the reorganization should provide the Trust with greater access to the capital markets, more flexibility in structuring transactions and that the "Power REIT" name is better aligned with the Trust's current business plan.  The Trust's real asset infrastructure investment strategy is expected to build upon on its historical ownership of the Pittsburgh & West Virginia Railroad (“PWV”).

Summary of Reorganization

The Trust’s Board of Trustees and the Board of Trustees of POWER REIT have each approved the reincorporation of the Trust from the Commonwealth of Pennsylvania to the State of Maryland, which will be accomplished through the merger (the “Reincorporation Merger”) of Trust with POWER REIT PA, a Pennsylvania limited liability company and wholly-owned subsidiary of Power REIT.   Upon the effective date of the reincorporation merger, holders of Trust common shares will receive one newly issued common share, $0.001 par value per share, of Power REIT for each common share of Trust that they own, without any action of shareholders required, and the Trust will survive the Reincorporation Merger as a wholly-owned subsidiary of Power REIT.

Following the consummation of the Reincorporation Merger, Power REIT intends to reorganize itself into an umbrella partnership REIT structure (the “UPREIT Reorganization”) by contributing the equity shares of the Trustto Power REIT, LP, a to be formed Delaware limited partnership (the “Operating Partnership”).  Upon the completion of the UPREIT Reorganization, Power REIT will initially own all of the equity interests of the Operating Partnership, and the Trust will continue as a wholly-owned subsidiary of the Operating Partnership.

The Registration Statement has not yet become effective and the information in the Registration Statement may be changed by the Trust in the future prior to its effectiveness. The Trust currently expects to complete the reorganization in the fourth quarter of 2011 following the effectiveness of its Registration Statement.  It is possible that factors outside the control of the Trust could result in the reorganization being completed at a later time, or not at all or that the Board of Trustees may, in their sole discretion, cancel or modify the reorganization at any time for any reason.

There can be no assurance that the Trust will be successful in broadening its business. See Note Regarding Forward-Looking Statements and additional risk factors that are more fully disclosed in Trust's Form S-4 as filed with the SEC on August 31, 2011.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

The Registrant's results of operations and financial condition are subject to numerous risks and uncertainties described in our preliminary Form S-4 dated August 31, 2011, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, the Registrant's business, financial condition and future prospects could be negatively impacted.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit 1.1 The Trust’s Current Reports on Form 8-K filed on December 7, 2010, February 15, 2011, March 11, 2011 and March 17, 2011, May 17, 2011, June 1, 2011, August 31, 2011 and October 17, 2011 are incorporated by reference.

Exhibit 1.2 The Trust’s Current Annual Report on Form 10-K filed on March 28, 2011 is incorporated by reference.

Exhibit 1.3 The Trust’s Form S-4 filed with the SEC on August 31, 2011 is incorporated by reference.

Exhibit 31.1 Section 302 Certification for David H. Lesser

Exhibit 31.2 Section 302 Certification for Arun Mittal

Exhibit 32 Section 906 Certification for David H. Lesser and Arun Mittal.

Exhibit 101 The following materials from the Quarterly Report on Form 10-Q for the Registrant, for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statement of Income, (ii) Balance Sheet, (iii) Statement of Cash Flows, and (iv) Notes to the Unaudited Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITTSBURGH & WEST VIRGINIA RAILROAD

/s/David H. Lesser

David H. Lesser

CEO & Chairman of the Board

Date:  October 19, 2011

/s/Arun Mittal

Arun Mittal

Secretary-Treasurer

Date:  October 19, 2011